Form 10KSB
period 2007-06-30
Great Spirits Inc
filed 2008-02-12
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended:  June 30, 2007

Commission File No. 000-52997

GREAT SPIRITS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5572519
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

215 N. Washington Street
Monte Vista, Colorado	81144
(Address of principal executive offices)	(zip code)

(719) 849-8162
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

 Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2007, was 8,248,020.

FORM 10-KSB
Great Spirits, Inc.

All references herein to “we,” “us,” and “our,” refer to Great Spirits, Inc., a Colorado corporation and its wholly-owned subsidiary, Rocky Mountain Distilleries, Inc. Except as we might otherwise specifically indicate, all references us include our subsidiary.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no operating history, have never been profitable, and may never be profitable.

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through June 30, 2007, we have generated no revenue. From our inception on September 26, 2005 through June 30, 2007 we had a net loss of $13,281.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended June 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our vodka products; and

•	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Hyde, our President. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, to distill and market to the public a premium-priced potato vodka, is an extremely risky business. An investor could lose his entire investment.

Our operations are subject to our ability to successfully market our products. We have no substantial history of being able to successfully market our products.

Our operations will depend, among other things, upon our ability to develop and to market our vodka product for sale to consumers. Further, there is the possibility that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. An investor could lose his entire investment.

There are factors beyond our control which may adversely affect us.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing consumer tastes.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We plan to distill and market to the public a premium-priced potato vodka. While the barriers to entry are significant, more importantly, it is necessary to gain a share of the potato vodka market. The barriers to gaining a market share are significant. We face strong competitors in all areas of our business. All aspects of our business are highly competitive. All of our competitors are larger than us and have greater financial resources than we do. All of our competitors have substantially greater experience distilling and marketing to the public premium-priced vodka, including potato vodka. Competition with these companies could curtail price increases or could require price reductions or significant spending on marketing and sales, any of which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to increase.

Our products could be rendered noncompetitive or obsolete. Any competition may cause us to fail to gain or to lose market share, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth.

We currently have no suppliers or third party distillery contracts and may never acquire any suppliers or third party contracts.

We currently have no contracts with any suppliers or third party distilleries for the production of our product. We may never acquire either suppliers or third party distilleries, either of which could cause our business to fail.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

Under normal market conditions, raw materials for our proposed product are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary products, or increase the cost of our product. If material costs increase, and we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience reductions to our profit margins and our ability to generate a profit will be reduced or eliminated completely.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Ms. Dana Hyde our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Ms. Hyde. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

*    changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*    changes in market valuations of other companies, particularly those that market services such as ours;

*    announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or    capital commitments;

*    introduction of product enhancements that reduce the need for our products;

*    departures of key personnel.

Of our total outstanding shares as of  November 1, 2007, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

We are a Colorado corporation. We were incorporated on August 31, 2006. Our wholly-owned subsidiary was formed in September, 2005. Our proposed business is to distill and market to the public a premium-priced potato vodka. We are a holding company to Rocky Mountain Distilleries, Inc., a wholly-owned subsidiary, which was incorporated in September, 2005 and which will be the actual operating company. Both we and our subsidiary are headquartered in Monte Vista, Colorado. We acquired the capital stock of Rocky Mountain Distilleries, Inc. in a tax-free exchange under the Internal Revenue Code in September, 2006.

In June, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 181,000 common shares at a price of $0.25 per share to a total of forty investors. We raised a total of $45,250 in this offering.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (719) 849-8162.

Organization.

As of June 30, 2007, we are comprised of one corporation with one wholly-owned subsidiary, Rocky Mountain Distilleries, Inc., which was incorporated in September, 2005 and which will be the actual operating company. All of our operations will be conducted through Rocky Mountain Distilleries, Inc.

(c) PROPOSED OPERATIONS

Overview of our Operations.

Our principal effort at this point will be to develop a market for our premium-priced vodka. We see our niche as being in the premium-priced potato vodka business, as opposed to the distilled grain spirits market in general. No single company currently dominates the premium-priced vodka business.

We plan to begin our operations by marketing potato vodka which has been distilled for us by third party contractors. Eventually, we plan to construct a distillery in Monte Vista, Colorado and to distill and market a premium-priced potato vodka produced at the distillery. Our initial marketing focus will be nationwide. We plan to sell its product directly to the public through distributors of alcoholic beverages.

At the present time, we have limited active operations. Through our subsidiary, we have always been in the development phase. These operations consist of developing the vodka formula and labeling and acquiring the distillery property. We plan to finance the distillery through a real estate loan on the property guaranteed by our principal officers.

We are not yet marketing any product. When the vodka has been produced, we expect to utilize the expertise and existing business relationships of our principal officers to develop our opportunities. Operational decisions will be made solely by our management. Our management has had limited experience in the distilled spirits business.

It should also be noted, however, that we do not have any history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to effect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

Industry Overview.

We see our principal competitors as all other premium vodka producers. The distilled spirits business is a large market. However, we seek to develop a niche in the premium vodka segment. We believe that this niche is substantial enough a new product such as ours. There are a number of companies which market premium vodka, but no single company dominates. There are recognized brand names such as Absolut, Grey Goose, Stolichnaya, and Kettle One. However, consumer tastes are very dynamic and subject to sudden change. In any event, almost all of the companies in this industry have greater resources and expertise than we do. Our principal effort at this point will be to develop a market for our premium-priced vodka.

(d) MARKETING AND PROMOTION

Our initial marketing plan is to focus completely on developing a market niche. To that end, we plan to develop a marketing program to differentiate ourselves from our competitors’ products. The target market is anticipated to be professional and wealthy males and females, twenty-five to seventy years old. We plan to markets its product directly to the public through sales to liquor distributors. We plan to utilize the expertise of our principal officers to develop our business. Each individual will utilize previous contacts in business to develop potential opportunities. As of the date of this prospectus, we have not yet begun or marketing activity.

(e) RAW MATERIALS

       The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) COMPETITION

We see our principal competitors as all other premium vodka producers.  All of our competitors are larger than us and have substantially greater financial, marketing and other resources than we do. Our business is highly competitive. We will be competing with numerous established companies having substantially greater financial resources and experience than we do. There can be no guarantee that we will ever be able to compete successfully.

(g) BACKLOG

       At June 30, 2007, we had no backlogs.

(h) EMPLOYEES

We have one full-time employee: Ms. Hyde, our President. Ms. Hyde does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

(i) PROPRIETARY INFORMATION

We do not currently have any patent or trademark protection for our proposed product but plan to file for trademark protection.

 (j) GOVERNMENT REGULATION

Our product will be regulated by the Federal law regarding the production and sale of alcohol. Otherwise, we are not expected to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

(k) RESEARCH AND DEVELOPMENT

We have not incurred any material research and development costs during the twelve months ended June 30, 2007

(l) ENVIRONMENTAL COMPLIANCE

       We do not expect environmental laws to have any material impact on us.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is. Our phone number at our headquarters is (719) 849-8162. We currently have no website.

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy a total of 19,000 square feet of office and manufacturing space on a rent-free basis from one of our officers, Mrs. Hyde. This space is considered to be sufficient for us at the present time. We have no plans to acquire additional space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

We have no outstanding stock options or other equity compensation plans.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of June 30, 2007, there were 97 record holders of our common stock and there were 8,248,020 shares of our common stock outstanding.

(c) DIVIDENDS

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

       The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations.

From our inception on September 26, 2005 through June 30, 2007, we generated no revenue and, therefore, had no cost of goods sold or gross profit. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had a net loss of $13,281 for this period.

As of June 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully distill and market our premium-priced potato vodka and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from September 26, 2005 through June 30, 2007 was $13,281. The major components of general and administrative expenses include accounting, consulting and stock transfer fees.

As a result of the foregoing, we had a net loss of $13,281 for the period from September 26, 2005 through June 30, 2007. We currently have no revenue but continue to develop our plan to market vodka through a third party contractor.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant. In the next twelve months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of June 30, 2007, we had cash or cash equivalents of $33,605.

Net cash used for operating activities was $11,46 our inception on September 26, 2005 through June 30, 2007.

Cash flows used for investing activities were $-0- from our inception on September 26, 2005 through June 30, 2007.

Cash flows provided by financing activities were $34,751 from our inception on September 26, 2005 through June 30, 2007.  These cash flows were all related to sales of stock and deferred offering costs.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop operations. We plan to buy office equipment to be used in our operations. In the next six months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller. We do not anticipate an extensive capital cost to develop this relationship. Eventually, we want to distill our own vodka at our own distillery. However, we have no definite plans to do so at this time and do not know what, if any, capital costs would be involved for us.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Because we plan to market a vodka product, a slow down in purchases of consumer goods could have a negative impact to our business in the future. We have no idea to what extent this may affect us. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop customers and, consequently, our sales. If we succeed in developing customers for our vodka and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

At the present time, we have no cash flow. However, we will adjust our expenses as necessary to prevent cash flow or liquidity problems. We are not presently in default or breach on any indebtedness. At the present time, we have no trade payables or judgments.

Currently, we are in the development stage and have not begun active operations. In the next six months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller. We do not anticipate an extensive capital cost to develop this relationship. Eventually, we want to distill our own vodka at our own distillery. However, we have no definite plans to do so at this time and do not know what, if any, capital costs would be involved for us.

    Once we develop a relationship with a contract distiller to begin distilling our potato vodka, we will begin marketing our vodka through liquor distributors. We have not identified any specific distributors at this time, but do not believe that there will be a substantial cost involved in the relationship with the distributors. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Ms. Hyde, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

We believe that once we begin generating revenues, we can become profitable within one year, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

Other than the shares offered by our last offering and advances from Ms. Hyde, no other source of capital has been identified or sought.

If we are not successful in our proposed operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are located in one location in Monte Vista, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

The results of our operations will depend, among other things, upon our ability to successfully distill and market a premium priced vodka product to the public. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may be affected by many factors, some of which are beyond our control.  The principal factors are the state of the general economy and changing consumer tastes. Any of these problems, or a combination thereof, could have a materially adverse affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Eventually we plan to establish its distillery, to distill premium priced potato vodka, and to market this product on a nationwide basis. All sales would be made our distillery, which will be located at our principal office in Monte Vista, Colorado.

We have not yet built the distillery and are not marketing its product. When the vodka has been produced, we expect to utilize the expertise and existing business relationships of our principal officers to develop our opportunities. Operational decisions will be made solely by our management. However, our management has had limited experience in the distilled spirits business.

It should be noted that we do not have any history of operations and have not yet generated revenues. We are in the process of developing operations. During the first six months of 2008 we plan to finalize a contract with a third party distiller and to begin advertising in various media. During this period, we also plan to develop a web site for additional sales and promotions. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger. We have no plans for any type of business combination.

We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, if we are not successful in our plan, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our sales to be impacted by seasonal demands for our products and services.

 ITEM 7. FINANCIAL STATEMENTS.

Great Spirits, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the Period September 26, 2005 (Inception) Through June 30, 2006,
The Year Ended June 30, 2007, For the Period September 26, 2005 (Inception) Through June 30, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Great Spirits, Inc.
Monte Vista, Colorado

I have audited the accompanying consolidated balance sheet of Great Spirits, Inc. (a development stage company) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007, the period from September 26, 2005 (inception) through June 30, 2006, and for the period from September 26, 2005 (inception) through June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Spirits, Inc. as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007, the period from September 26, 2005 (inception) through June 30, 2006, and for the period from September 26, 2005 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                      /s/ Ronald R. Chadwick, P.C.
September 4, 2007                                                    RONALD R. CHADWICK, P.C.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

June 30,
2007

Current Assets - Cash	$33,605

TOTAL ASSETS	$33,605

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$4,635
Advances from officer	-

Total current liabilities	4,635

TOTAL LIABILITIES	$4,635

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 8,248,020 (2007) and
none (2006)	8,248

Capital paid in excess of par value	34,003

Deficit accumulated during development stage	(13,281)

TOTAL SHAREHOLDERS' EQUITY	28,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,605

The accompanying notes are an integral part of these financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

		September 26,	September 26,
	Year	2005 Inception	2005 Inception
	ended	through	through
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenue	$-	$-	$-

General and adminstrative expenses
Accounting	-	-	-
Bank charges	-	-	-
Consulting	7,500	-	7,500
Licensing	346	-	346
Office	-	-	-
Research & development	800	-	800
Stock transfer fees	4,635	-	4,635

Total General and administrative expenses	13,281	-	13,281

Net (Loss)	(13,281)	-	(13,281)

Basic (Loss) Per Share	(0.00)	-	(0.00)

Weighted Average Common Shares
Outstanding	8,066,347	-	8,066,347

The accompanying notes are an integral part of these financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		September 26,	September 26,
	Year	2005 Inception	2005 Inception
	ended	through	through
	June 30,	June 30,	June 30,
	2007	2006	2007

Net (Loss)	$(13,281)	$-	$(13,281)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Stock issued for services	7,500	-	7,500
Increase in accounts payable	4,635	-	4,635

Net cash (used) in operation activities	(1,146)	-	(1,146)

Cash flows from investing activities:
Advances received from officer	1,000	-	1,000
Advances paid to officer	(1,000)	-	(1,000)

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	45,251	-	45,251
Deferred offering costs	(10,500)	-	(10,500)

Net cash provided from financing activities	34,751	-	34,751

Net increase in cash	33,605	-	33,605
Cash at beginning of period	-	-	-

Cash at end of period	$33,605	$-	$33,605

Supplemental disclosure information:
Stock issued for services	$7,500	$-	$7,500

The accompanying notes are an integral part of these financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(5,025)	(5,025)

_____________________________ (1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

The accompanying notes are an integral part of these financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period September 26, 2005 (Inception) Through June 30, 2006, The Year Ended June 30, 2007,
For the Period September 26, 2005 (Inception) Through June 30, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION
Great Spirits, Inc. (the “Company”), was incorporated as a holding company in the State of Colorado on August 31, 2006. The Company was formed to distill and market a premium priced potato vodka to the public.

Rocky Mountain Distilleries, Inc. is a wholly-owned subsidiary of the Company. It was incorporated as a Colorado corporation on September 26, 2005 to act as a vodka producer and marketer. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

On September 1, 2006, in an acquisition classified as a transaction between parties under common control, Great Spirits, Inc. acquired all the outstanding common shares of Rocky Mountain Distilleries, Inc. (7,500,000 shares of Great Spirits, Inc common shares were issued for 100 common shares of Rocky Mountain Distilleries, Inc.), making Rocky Mountain Distilleries, Inc. a wholly owned subsidiary of Great Spirits, Inc. Financial activity of the Company up to August 31, 2006 as represented in the financial statements is that of Rocky Mountain Distilleries, Inc., as Great Spirits, Inc. had no activity. The results of operations of Rocky Mountain Distilleries, Inc., and Great Spirits, Inc. have been consolidated from August 31, 2006 forward.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Eagle Bend Holding Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE
The Company is currently in the developmental stage and has no significant operations to date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period September 26, 2005 (Inception) Through June 30, 2006, The Year Ended June 30, 2007,
For the Period September 26, 2005 (Inception) Through June 30, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents. Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

BASIC EARNINGS PER SHARE
The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at June 30, 2007

REVENUE RECOGNITION
The Company will be producing and marketing vodka. The revenue is recognized when the product is delivered. As of  June 30, 2007 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management filed a Limited Offering Registration with the State of Colorado to acquire capital.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.  Through December 31, 2006, the Company issued a total of 8,053,680 shares raising $8,552.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period September 26, 2005 (Inception) Through June 30, 2006, The Year Ended June 30, 2007,
For the Period September 26, 2005 (Inception) Through June 30, 2007

Note 4 – Capital Stock (continued)

On September 1, 2006 the Company issued 7,500,000 shares of $.001 par value common stock for all of the shares of Rocky Mountain Distilleries, Inc. valued at $7,500 or $.001 per share. The issuance has been reported in the consolidated statements of shareholders’ equity as a retroactive recapitalization of the shares issued to the founders of Rocky Mountain Distilleries, Inc. on July 1, 2006.

On September 1, 2006 the Company issued 500,000 shares of $.001 par value common stock for $500 or $.001 per share.

On November 10, 2006 the Company issued 20,000 shares of $.001 par value common stock for $3,000 or $.15 per share.

On November 24, 2006 the Company issued 6,670 shares of $.001 par value common stock for $1,000.50 cash or $.15 per share.

On December 10, 2006 the Company issued 13,340 shares of $.001 par value common stock for $2,001 cash or $.15 per share.

On December 10, 2006 the Company issued 13,670 shares of $.001 par value common stock for $2,050.50 cash or $.15 per share.

On January 3, 2007 the Company issued 13,340 shares of $.001 par value common stock for $2,001.00 cash or $.15 per share.

On June 18, 2007, as part of a private offering,  the Company issued 147,000 shares of $.001 par value common stock for $36,750 cash or $..25 per share.

On June 24, 2007, as part of a private offering,  the Company issued 34,000 shares of $.001 par value common stock for $8,500 cash or $..25 per share.

In addition the Company incurred deferred offering expenses of $21,052.33 that directly reduces the proceeds received from the offering. If the offering had been unsuccessful these expenses would have been deducted in the period in which the offering was unsuccessful.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period September 26, 2005 (Inception) Through June 30, 2006, The Year Ended June 30, 2007,
For the Period September 26, 2005 (Inception) Through June 30, 2007

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of June 30, 2007.

The Company has declared no dividends through June 30, 2007.

Note 5 -  Income Taxes

At June 30, 2007, the Company had a tax loss of $(13,281). As of June 30, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Our Directors and Executive Officers, their ages and positions held with us as of June 30, 2007 are shown below.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

      The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Dana Hyde 215 N. Washington Street Monte Vista, Colorado 81144	70	President, Director

James Hyde 215 N. Washington Street Monte Vista, Colorado 81144	75	Secretary, Treasurer and Director

Background Information about Our Officers and Directors.

Dana Hyde has been our President and a Director since our inception.  She has been involved in this business since 2005 through Rocky Mountain Distilleries, Inc., our wholly-owned subsidiary. This has been her principal occupation during this period. She worked as a Psychotherapist prior to this time. She was in private practice from 1998 to 2005. In addition, she has the following degrees from Trinity University: Bachelors of Science Degree in Psychology, 1992 (Conferred with Distinction); Masters of Science Degree in Psychology, 1995; and Doctorate of Philosophy in Psychology, 1999. Ms. Hyde attended Arlington State College in 1954. James and Dana Hyde are husband and wife.

James Hyde has been our Secretary, Treasurers and a Director since its inception. He has been involved in this business since 2005, through Rocky Mountain Distilleries, Inc., our wholly-owned subsidiary. This has been his principal occupation during this period.  He has been a State of New Mexico Licensed Home Builder from 1994 to the present. He worked for  James Hyde doing business as Taos Valley Construction from 1994 to 2005. He has also been a self-employed Building Contractor since 1962, and a Texas Real Estate Broker from 1959 to 1995. He attended Arlington State College from 1950 to1952. He has a B.S. degree in Geology from Texas University. James and Dana Hyde are husband and wife.

Our Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Family Relationships

 James and Dana Hyde are husband and wife. Neither can be considered to be independent directors.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Compensation of Directors

None of our directors received or were entitled to receive remuneration for the fiscal year ended June 30, 2007

Item 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

   None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

   No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 8,248,020 common shares were issued and outstanding as of June 30, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class
Dana Hyde (2)	7,414,000	89.9%
215 N. Washington Street
Monte Vista, Colorado 81144

James Hyde (2)	7,414,000	89.9%
215 N. Washington Street
Monte Vista, Colorado 81144

All Officers and Directors as a Group	7,414,000	89.9%
(two persons)
___________________

(1)	All shares of owned beneficially or of record.
(2)	James and Dana Hyde collectively own 7,414,000 shares, which constitute 83% of the Company. No one else owns 10% or more of the Company. James Hyde and Dana Hyde are husband and wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            We currently occupy office space on a rent-free basis from one of our officers, Ms. Dana Hyde.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)   (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
_____________
* Previously filed with Form SB-2 Registration Statement, November 1, 2007.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended June 30, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $13,520 for the year ended June 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2008.

GREAT SPIRITS, INC.

Date: February 12, 2008	By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 12, 2008	By:	/s/ James Hyde
James Hyde,
Chief Financial Officer (principal financial and accounting officer)