Form 10QSB
period 2007-12-31
Great Spirits Inc
filed 2008-02-13
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  December 31, 2007

Commission File No. 0-52997

GREAT SPIRITS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5572519
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

215 N. Washington Street
Monte Vista, Colorado 81144
 (Address of principal executive offices)  (zip code)

(719) 849-8162
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of February 1, 2008, registrant had outstanding 8,248,020 shares of the registrant's common stock. the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
GREAT SPIRITS, INC.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GREAT SPIRITS, INC. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

Great Spirits Inc.
(A Development Stage Company)
Balance Sheet

	Unaudited	Audited
	December 31,	June 30,
	2007	2007
ASSETS

Current Assets:

Cash and cash equivalents	$20,842	$33,605

Total Current Assets	20,842	33,605

TOTAL ASSETS	$20,842	$33,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$1,871	$4,635
Advances from officer	65	-

Total current liabilities	1,936	4,635

Total Liabilities	$1,936	$4,635

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	34,003

(Deficit) accumulated during the development stage	(22,779)	(13,281)

TOTAL SHAREHOLDERS' EQUITY	18,906	28,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,842	$33,605

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

	3 Months	3 Months
	Ended	Ended
	December	December
	31, 2007	31, 2006

Revenue:	$-	$-

General & Administrative Expenses

Accounting	750	-
Bank charges	-	-
Consulting	-	-
Office	150	-
Printing	3,311
Stock transfer	262	-

Total G & A	4,473	-

Net (Loss)	(4,473)	-

Basic (Loss) per common share	(0.00)	-

Weighted Average Common Shares Outstanding	8,248,020	-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

	6 Months	6 Months	August 31,
	Ended	Ended	2006 (inception)
	December	December	through December
	31, 2007	31, 2006	31, 2007

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	4,000	-	4,000
Bank charges	19	-	19
Consulting	1,000	-	8,500
Licensing	0	-	346
Office	748	-	748
Printing	3,311		4,111
Stock transfer	420	-	5,055

Total G & A	9,498	0	22,779

Net (Loss)	(9,498)	0	(22,779)

Basic (Loss) per common share	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	-	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of Common	Common	Capital Paid in Excess	Retained Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(9,498)	(5,025)

Balance at December 31, 2007 - Unaudited	8,248,020	$8,248	$33,437	$(22,779)	$23,379
______________
(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006.

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			September 26,
	Six month	Six month	2005 Inception
	period ended	period ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(9,498)	$-	$(22,779)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	(2,764)	-	1,871

Net cash (used) in operation activities	(12,262)	-	(13,408)

Cash flows from investing activities:
Advances received from officer	65	0	1,065
Advances paid to officer	-	-	(1,000)

Net cash (used) in investing activities	65	-	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	(566)	-	(11,066)
Issuance of common stock	-	-	-
	-	-	-

Net cash provided from financing activities	(566)	-	34,185

Net increase in cash	(12,763)	-	20,842
Cash at beginning of period	33,605	-	-

Cash at end of period	$20,842	$-	$20,842

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements For The Six Month Period Ended December 31, 2007

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended December 31, 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended December 31, 2007are not necessarily indicative of the results expected for the fiscal year ended June 30, 2008

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results May differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We are recently formed, have no operating history, have never been profitable, and may never be profitable.

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through December 31, 2007, we have generated no revenue. From our inception on September 26, 2005 through December 31, 2007 we had a net loss of $22,779.

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

*    departures of key personnel.

Of our total outstanding shares as of February 1, 2008, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (719) 849-8162.

Results of Operations

Net Loss. We incurred a net loss of $ 4,473 for the three months ended December 31, 2007 compared to a net loss of $ 0 for the three months ended December 31, 2006. We incurred a net loss of $ 9,498  for the six months ended December 31, 2007 compared to a net loss of $ 0 for the six months ended December 31, 2006. We incurred a net loss of $ 22,779 from inception through December 31, 2007.

The net loss for the three months ended December 31, 2007 and for the three months ended December 31, 2006 results primarily from operating general and administrative expenses . Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Revenue. We had $ 0 in revenue for the three months ended December 31, 2007. Otherwise, we have had no revenue since inception, including for the three months ended December 31, 2007.

Operating Expenses. We incurred operating expenses of $ 4,473 for the three months ended December 31, 2007 compared to operating expenses of $ 0 for the three months ended December 31, 2006.  We incurred operating expenses of $ 0  for the six months ended December 31, 2007 compared to operating expenses of $   9,498 for the six months ended December 31, 2006. We incurred operating expenses of $   0  from inception through December 31, 2007.

 Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended December 31, 2007.

Research and Development. Research and development expenses have been negligible since inception.

Liquidity and Capital Resources

As of December 31, 2007, we had cash totaling $4,060.

For the six months ended December 31, 2007, we had net cash of $ 12,262 used for operating activities, compared to $ 0 for the six months ended December 31, 2006. From inception through December 31, 2007, we had net cash of $  13,408 used for operating activities.

For the six months ended December 31, 2007, we had net cash of $ 566 used by financing activities, compared to $ 0 for the six months ended December 31, 2006. From inception through December 31, 2007, we had net cash of $ 34,185 provided by financing activities. Most of the financing came from the sale of common stock.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results May differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In December 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer  and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*    Articles of Incorporation
3.2*    Bylaws
21 *    List of Subsidiaries.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on November 1, 2007.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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