Form 10QSB
period 2008-03-31
Great Spirits Inc
filed 2008-05-13
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

ITEM 1.  FINANCIAL STATEMENTS

Great Spirits Inc.

Financial Statements
For The Nine Month Period Ended March 31, 2008
Unaudited

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	March	June
	31, 2008	30, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$18,334	$33,605

Total Current Assets	18,334	33,605

TOTAL ASSETS	$18,334	$33,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$2,958	$4,635
Advances from officer	65	0

Total current liabilities	3,023	4,635

Total Liabilities	$3,023	$4,635

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	34,003

(Deficit) accumulated during the development stage	(26,374)	(13,281)

TOTAL SHAREHOLDERS' EQUITY	15,311	28,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,334	$33,605

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March	March
	31, 2008	31, 2007

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	-
Bank charges	-	-
Consulting	-	800
Lincenses	-	300
Office	50	-
Printing	1,045
Stock transfer	-	-

Total G & A	2,595	1,100

Net (Loss)	(2,595)	(1,100)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	9 Months	August 31,
	Ended	Ended	2006 (inception)
	March	March	through March
	31, 2008	31, 2007	31, 2008

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	5,500	-	5,500
Bank charges	19	-	19
Consulting	2,000	800	9,500
Licensing	0	300	346
Office	798	-	798
Printing	4,356		5,156
Stock transfer	420	-	5,055

Total G & A	13,093	1,100	26,374

Net (Loss)	(13,093)	(1,100)	(26,374)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(13,093)	(13,093)

Balance at March 31, 2008 - Unaudited	8,248,020	$8,248	$33,437	$(26,374)	$15,311
________________
(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	Nine month	Nine month	2005 Inception
	period ended	period ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(13,093)	$(1,100)	$(26,374)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	(1,677)	-	2,958

Net cash (used) in operation activities	(14,770)	(1,100)	(15,916)

Cash flows from investing activities:
Advances received from officer	65	-	1,065
Advances paid to officer	-	(1,000)	(1,000)

Net cash (used) in investing activities	65	(1,000)	65

Cash flows from financing activities:
Issuance of common stock	-	11,553	45,251
Deferred offering costs	(566)	(6,500)	(11,066)
Issuance of common stock	-	-	-
	-	-	-

Net cash provided from financing activities	(566)	5,053	34,185

Net increase in cash	(15,271)	2,953	18,334
Cash at beginning of period	33,605	-	-

Cash at end of period	$18,334	$2,953	$18,334

Supplemental disclosure information:
Stock issued for services	$-	$7,500	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended March 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended March 31, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month period ended March 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2008

Note 2 - Financial Statements

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

We have a limited operating history, have never been profitable, and may never be profitable.  We have a history of losses.

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through March 31, 2008, we have a history of losses.

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

For the period ended June 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to begin active operations;

♦	our ability to locate clients who will purchase our vodka products; and

♦	our ability to generate revenues.

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

As a company with limited operating history, we are inherently a risky investment.

We have limited operating history. Because we are a company with limited history, the operations in which we engage in, to distill and market to the public a premium-priced potato vodka, is an extremely risky business. An investor could lose his entire investment.

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

Overview

We are a Colorado corporation. We were incorporated on August 31, 2006. Our wholly-owned subsidiary was formed in September, 2005. Our proposed business is to distill and market to the public a premium-priced potato vodka. We are a holding company to Rocky Mountain Distilleries, Inc., a wholly-owned subsidiary, which was incorporated in September, 2005 and is the actual operating company. Both we and our subsidiary are headquartered in Monte Vista, Colorado. We acquired the capital stock of Rocky Mountain Distilleries, Inc. in a tax-free exchange under the Internal Revenue Code in September, 2006.

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (719) 849-8162.

Results of Operations

For the Three Months Ended March 31, 2008

Revenue. We had no revenue for the three months ended March 31, 2008. Otherwise, we have had no revenue since inception, including for the three months ended March 31, 2008.

Operating Expenses. We incurred operating expenses of $ 2,595 for the three months ended March 31, 2008 compared to operating expenses of $1,100 for the three months ended March 31, 2007.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended March 31, 2008.

Net Loss. We incurred a net loss of $ 2,595 for the three months ended March 31, 2008 compared to a net loss of $1,100 for the three months ended March 31, 2007.

For the Nine Months Ended March 31, 2008

Revenue. We had no revenue for the nine months ended March 31, 2008. Otherwise, we have had no revenue since inception, including for the nine months ended March 31, 2008.

Operating Expenses. We incurred operating expenses of $13,093 for the nine months ended March 31, 2008 compared to operating expenses of $1,100 for the nine months ended March 31, 2007.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the nine months ended March 31, 2008.

Research and Development. Research and development expenses have been negligible since inception.

Net Loss. We incurred a net loss of $ 13,093 for the nine months ended March 31, 2008 compared to a net loss of $1,100 for the nine months ended March 31, 2007.

The net loss for the three months ended March 31, 2008 and for the nine months ended March 31, 2007 results primarily from operating general and administrative expenses . Our ability to achieve profitable operations is dependent on developing revenue. Our expectations are that we will not begin to show profitable operating results before December 2008; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

As of March 31, 2008, we had cash totaling $18,334.

For the nine months ended March 31, 2008, we had net cash of $ 14,770 used for operating activities, compared to $ 1,100 for the nine months ended March 31, 2007. From inception through March 31, 2008, we had net cash of $15,916 used for operating activities.

For the nine months ended March 31, 2008, we had net cash of $ 566 used by financing activities, compared to $6,500 for the nine months ended March 31, 2007.

From inception through March 31, 2008, we had net cash of $ 11,066 provided by financing activities. Most of the activities came from deferred offering costs.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop operations. We plan to buy office equipment to be used in our operations. In the next nine months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller. We do not anticipate an extensive capital cost to develop this relationship. Eventually, we want to distill our own vodka at our own distillery. However, we have no definite plans to do so at this time and do not know what, if any, capital costs would be involved for us.

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
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        In April, 2008, Mr. James Hyde, our Chief Financial Officer, passed away. Mrs. Dana Hyde has assumed the additional position of Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
21*	List of Subsidiaries.
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on November 1, 2007.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SPIRITS, INC.

Date: May 13, 2008	By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)