Form 10QSB/A
period 2008-03-31
Great Spirits Inc
filed 2008-06-12
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendmnet No. 1

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results May differ materially from those indicated in such forward-looking statements.

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