Form 10KSB
period 2008-06-30
Great Spirits Inc
filed 2008-09-23
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: June 30, 2008

Commission File No. 000-52997

Great Spirits, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	0-5572519
(State or other jurisdiction	IRS Employer File Number)
of incorporation)

215 N. Washington Street
Monte Vista, Colorado	81144
(Address of principal executive offices)	(zip code)

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

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2008, was 8,248,020.

FORM 10-KSB
Great Spirits, Inc.
INDEX
Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	10

Item 3. Legal Proceedings	10

Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities	10

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 7. Financial Statements	17

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	28

Item 8A. Controls and Procedures	28

Item 8B. Other Information	29

PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange	29
Act

Item 10. Executive Compensation	30

Item 11. Security Ownership of Certain Beneficial Owners and
Management	31

Item 12. Certain Relationships and Related Transactions	31

Item 13. Exhibits and Reports on Form 8-K	31

Item 14. Principal Accountant Fees and Services	32

Signatures	33

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

We were formed as a Colorado business entity in August, 2007. Our wholly-owned subsidiary was formed in September, 2005. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through June 30, 2008, we have generated no revenue. From our inception on September 26, 2005 through June 30, 2008 we had a net loss of $34,857.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

*    departures of key personnel.

Of our total outstanding shares as of  August 1, 2008, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

General Information.

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (719) 849-8162.

Organization.

As of June 30, 2008, we are comprised of one corporation with one wholly-owned subsidiary, Rocky Mountain Distilleries, Inc., which was incorporated in September, 2005 and which will be the actual operating company. All of our operations will be conducted through Rocky Mountain Distilleries, Inc.

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

At June 30, 2008, we had no backlogs.

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

(k) RESEARCH AND DEVELOPMENT

We have not incurred any material research and development costs during the twelve months ended June 30, 2008

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

No public market currently exists for shares of our common stock. We applied to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Subsequent to our fiscal year end, in September 2008, we were approved for trading on the Over-the-Counter Bulletin Board under the trading symbol GSPS.

We have no outstanding stock options or other equity compensation plans.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of June 30, 2008, there were 97 record holders of our common stock and there were 8,248,020 shares of our common stock outstanding.

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

Results of Operations.

From our inception on September 26, 2005 through June 30, 2008, we generated no revenue and, therefore, had no cost of goods sold or gross profit. In addition, we have a history of losses. We had a net loss of $34,857 for this period.

As of June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully distill and market our premium-priced potato vodka and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the period from September 26, 2005 through June 30, 2008 were $34,857. Operating expenses for the period from ended June 30, 2007 were $21,576. Operating expenses for the period ended June 30, 2008 were $13,281. The major components of general and administrative expenses include accounting, consulting and stock transfer fees.

As a result of the foregoing, we had a net loss of $34,857 for the period from September 26, 2005 through June 30, 2008. We had a net loss for the period from ended June 30, 2008 of $21,576. We had a net loss for the period ended June 30, 2007 of $13,281. We currently have no revenue but continue to develop our plan to market vodka through a third party contractor.

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

Liquidity and Capital Resources.

As of June 30, 2008, we had cash or cash equivalents of $9,130.

Net cash used for operating activities was $25,120 from our inception on September 26, 2005 through June 30, 2008. Net cash used for operating activities was $23,974 for the period ended June 30, 2008. Net cash used for operating activities was $1,146 for the period ended June 30, 2007.

Cash flows used for investing activities were $65 from our inception on September 26, 2005 through June 30, 2008 and for the period ended June 30, 2008. Cash flows used for investing activities were $-0- for the period ended June 30, 2007.

Cash flows provided by financing activities were $34,185 from our inception on September 26, 2005 through June 30, 2008.  Net cash used for financing activities was $566 for the period ended June 30, 2008. Net cash provided by financing activities was $34,751 for the period ended June 30, 2007. These cash flows were all related to sales of stock and deferred offering costs.

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

Other than the shares offered by our last offering and advances from Ms. Hyde, no other source of capital has been identified or sought.

If we are not successful in our proposed operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

 ITEM 7. FINANCIAL STATEMENTS.

Great Spirits, Inc.
(A Development Stage Company)

CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

The Year Ended June 30, 2008 and 2007
and
the Period September 26, 2005 (Inception) Through June 30, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Great Spirits, Inc.
Monte Vista, Colorado

I have audited the accompanying consolidated balance sheet of Great Spirits, Inc. (a development stage company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Spirits, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                                           /s/ Ronald R. Chadwick, P.C.
September15, 2008                                                                                                           RONALD R. CHADWICK, P.C.

1

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Balance Sheets

ASSETS

	June 30,	June 30,
	2008	2007

Current Assets - Cash	$9,130	$33,605

TOTAL ASSETS	$9,130	$33,605

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$2,237	$4,635
Advances from officer	65	0

Total current liabilities	2,302	4,635

TOTAL LIABILITIES	$2,302	$4,635

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 8,248,020 and
8,248,020 respectively	8,248	8,248

Capital paid in excess of par value	33,437	34,003

Deficit accumulated during development stage	(34,857)	(13,281)

TOTAL SHAREHOLDERS' EQUITY	6,828	28,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,130	$33,605

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Statements of Operations

			September 26,
	Year	Year	2005 Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenue	$-	$-	$-

General and adminstrative expenses
Accounting	7,000	-	7,000
Bank charges	27	-	27
Consulting	2,000	7,500	9,500
Legal	7,500		7,500
Licensing	29	346	375
Office	4,450	-	4,450
Research & development	-	800	800
Stock transfer fees	570	4,635	5,205

Total General and administrative expenses	21,576	13,281	34,857

Net (Loss)	(21,576)	(13,281)	(34,857)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	8,248,020	8,066,347	8,248,020

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Statements of Cash Flows

			September 26,
	Year	Year	2005 Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Net (Loss)	$(21,576)	$(13,281)	$(34,857)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	7,500	7,500
Increase in accounts payable	(2,398)	4,635	2,237

Net cash (used) in operation activities	(23,974)	(1,146)	(25,120)

Cash flows from investing activities:
Advances received from officer	65	1,000	1,065
Advances paid to officer	-	(1,000)	(1,000)

Net cash (used) in investing activities	65	-	65

Cash flows from financing activities:
Issuance of common stock	-	45,251	45,251
Deferred offering costs	(566)	(10,500)	(11,066)

Net cash provided from financing activities	(566)	34,751	34,185

Net increase in cash	(24,475)	33,605	9,130
Cash at beginning of period	33,605	-	-

Cash at end of period	$9,130	$33,605	$9,130

Supplemental disclosure information:
Stock issued for services	$-	$7,500	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2008	8,248,020	$8,248	$33,437	$(34,857)	$6,828

______________________________ (1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2008 and 2007and
the Period September 26, 2005 (Inception) Through June 30, 2008

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2008 and 2007and
the Period September 26, 2005 (Inception) Through June 30, 2008

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

BASIC EARNINGS PER SHARE
The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at June 30, 2008 and 2007.

REVENUE RECOGNITION
The Company will be producing and marketing vodka. The revenue is recognized when the product is delivered. As of  June 30, 2008 and 2007 the Company has had no operations.

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2008 and 2007and
the Period September 26, 2005 (Inception) Through June 30, 2008

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

On June 18, 2007, as part of a private offering, the Company issued 147,000 shares of $.001 par value common stock for $36,750 cash or $.25 per share.

On June 24, 2007, as part of a private offering, the Company issued 34,000 shares of $.001 par value common stock for $8,500 cash or $.25 per share.

In addition the Company incurred deferred offering expenses of $21,688 that directly reduces the proceeds received from the offering. If the offering had been unsuccessful these expenses would have been deducted in the period in which the offering was unsuccessful.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2008 and 2007and
the Period September 26, 2005 (Inception) Through June 30, 2008

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of June 30, 2008.

The Company has declared no dividends through June 30, 2008.

Note 5 -  Income Taxes

At June 30, 2008 and 2007, the Company had a tax loss of $(21,576) and $(13,281) respectively. As of June 30, 2008 and 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will begin to expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as June 30, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Director and Executive Officer, her age and positions held with us as of June 30, 2008 are as follows:

Our director is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Dana Hyde 215 N. Washington Street Monte Vista, Colorado 81144	71	President, Secretary, Treasurer and Director

Background Information about Our Officers and Directors.

Dana Hyde has been our President and a Director since our inception and our Secretary-Treasurer since April, 2008.  She has been involved in this business since 2005 through Rocky Mountain Distilleries, Inc., our wholly-owned subsidiary. This has been her principal occupation during this period. She worked as a Psychotherapist prior to this time. She was in private practice from 1998 to 2005. In addition, she has the following degrees from Trinity University: Bachelors of Science Degree in Psychology, 1992 (Conferred with Distinction); Masters of Science Degree in Psychology, 1995; and Doctorate of Philosophy in Psychology, 1999. Ms. Hyde attended Arlington State College in 1954.

Our Director will serve in such capacity until the next annual meeting of the Company's shareholders and until her successors have been elected and qualified. The officer serves at the discretion of the Company's Director. There are no arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Compensation of Directors

Our directors did not receive nor was she entitled to receive remuneration for the fiscal year ended June 30, 2008

Item 10. EXECUTIVE COMPENSATION

Our officer and director do not receive any compensation for her services rendered to us, nor has she received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, our officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer or director in the future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 8,248,020 common shares were issued and outstanding as of June 30, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Dana Hyde (2)	7,414,000	89.9%
215 N. Washington Street
Monte Vista, Colorado 81144

All Officers and Directors as a Group	7,414,000	89.9%
(one person)
___________________

(1)	All shares of owned beneficially or of record.

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

* Previously filed with Form SB-2 Registration Statement, November 1, 2008.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended June 30, 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $7,500 for the year ended June 30, 2008 and $13,520 for the year ended June 30, 2007 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 2008.

GREAT SPIRITS, INC.

Date:September 23, 2008	By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: September 23, 2008	By:	/s/ Dana Hyde
Dana Hyde,
Chief Financial Officer (principal financial and accounting officer)