Form 10-Q
period 2008-09-30
Great Spirits Inc
filed 2008-11-12
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52997

GREAT SPIRITS, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	20-5572519
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

215 N. Washington Street
Monte Vista, Colorado	81144
(Address of principal executive offices)	(zip code)

(575) 770-1157
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 1, 2008, was 8,248,000.

FORM 10-Q

Great Spirits, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Great Spirits, Inc. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREAT SPIRITS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	September	June
	30, 2008	30, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$3,493	$9,130

Total Current Assets	3,493	9,130

TOTAL ASSETS	$3,493	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$557	$2,237
Advances from officer	65	65

Total current liabilities	622	2,302

Total Liabilities
	$622	$2,302
SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	33,437

(Deficit) accumulated during the development stage	(38,814)	(34,857)

TOTAL SHAREHOLDERS' EQUITY	2,871	6,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,493	$9,130

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	September 26,
	Three month	Three month	2005 Inception
	period ended	period ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,250	3,250	10,250
Bank charges	-	19	27

Consulting	-	1,000	9,500
Legal	-	-	7,500
Lincenses	-	-	375
Office	557	598	5,007
Research & development	-	-	800
Stock transfer	150	158	5,355

Total G & A	3,957	5,025	38,814

Net (Loss)	$(3,957)	$(5,025)	$(38,814)

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,117,294	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2008	8,248,020	8,248	33,437	(34,857)	6,828

Net (Loss)	-	-	-	(3,957)	(3,957)
Balance at September 30, 2008 - Unaudited	8,248,020	$8,248	$33,437	$(38,814)	$2,871

_____________

(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	Three month	Three month	2005 Inception
	period ended	period ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(3,957)	$(5,025)	$(38,814)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	(1,680)	(3,885)	557

Net cash (used) in operation activities	(5,637)	(8,910)	(30,757)

Cash flows from investing activities:
Advances received from officer	0	-	1,065
Advances paid to officer	-	65	(1,000)

Net cash (used) in investing activities	-	65	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(566)	(11,066)

Net cash provided from financing activities	-	(566)	34,185

Net increase in cash	(5,637)	(9,411)	3,493
Cash at beginning of period	9,130	33,605	-

Cash at end of period	$3,493	$24,194	$3,493

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc
Notes To Unaudited Financial Statements
For The Three Month Period Ended September 30, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended September 30, 2008  were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended June 30, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking  statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (575) 770-1157.

Results of Operations

Revenue. We had no revenue for the three months ended September 30, 2008. Otherwise, we have had no revenue since inception, including for the three months ended September 30, 2008.

Operating Expenses. We incurred operating expenses of $3,957 for the three months ended September 30, 2008 compared to operating expenses of $5,025 for the three months ended September 30, 2007.  This compares with $38,814 in operating expenses from inception through September 30, 2008.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended September 30, 2008.

Net Loss. We incurred a net loss of $3,957 for the three months ended September 30, 2008 compared to a net loss of $5,025 for the three months ended September 30, 2007. This compares with $38,814 in net loss from inception through September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash totaling $3,493.

For the three months ended September 30, 2008, we had net cash of $5,637 used for operating activities, compared to $8,910 for the three months ended September 30, 2007. From inception through September 30, 2008, we had net cash of $30,757 used for operating activities.

For the three months ended September 30, 2008, we had net cash of $-0- provided or used for investing activities, compared to $65 for the three months ended September 30, 2007. From inception through September 30, 2008, we had net cash of $65 used for investing activities.

For the three months ended September 30, 2008, we had net cash of $-0- provided or used by financing activities, compared to $566 used by financing activities for the three months ended September 30, 2007. From inception through September 30, 2008, we had net cash of $34,185 provided by financing activities. Most of the activities came from deferred offering costs.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop operations. We plan to buy office equipment to be used in our operations. In the next three months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller. We do not anticipate an extensive capital cost to develop this relationship. Eventually, we want to distill our own vodka at our own distillery. However, we have no definite plans to do so at this time and do not know what, if any, capital costs would be involved for us.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as Registrants, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through September 30, 2008, we have a history of losses.

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

For the period ended June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin active operations;

●	our ability to locate clients who will purchase our vodka products; and

●	our ability to generate revenues.

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

Of our total outstanding shares as of November 1, 2008, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

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

* Previously filed under cover of Form SB-2 on November 1, 2007.

Reports on Form 8-K

We had no filings under cover of Form 8K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2008.

GREAT SPIRITS, INC.

By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)