Form 10-Q
period 2008-12-31
Great Spirits Inc
filed 2009-02-12
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: February 2, 2009, was 8,248,000.

FORM 10-Q

Great Spirits, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Great Spirits, Inc. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREAT SPIRITS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2008

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	December	June
	31, 2008	30, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$3,493	$9,130

Total Current Assets	3,493	9,130

TOTAL ASSETS	$3,493	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$3,872	$2,237
Advances from officer	65	65

Total current liabilities	3,937	2,302

Total Liabilities	$3,937	$2,302

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	33,437

(Deficit) accumulated during the development stage	(42,129)	(34,857)

TOTAL SHAREHOLDERS' EQUITY	(444)	6,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,493	$9,130

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

			Unaudited
	Unaudited	Unaudited	September 26,
	Six month	Six month	2005 Inception
	period ended	period ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	5,750	4,000	12,750
Bank charges	-	19	27
Consulting	-	1,000	9,500
Legal	-	-	7,500
Lincenses	-	-	375
Office	922	4,059	5,372
Research & development	-	-	800
Stock transfer	600	420	5,805

Total G & A	7,272	9,498	42,129

Net (Loss)	$(7,272)	$(9,498)	$(42,129)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	December	December
	31, 2008	31, 2007

Revenue:	$-	$-

General & Administrative Expenses

Accounting	2,500	750
Licensing	-	300
Office	365	3,461
Stock transfer	450	262

Total G & A	3,315	4,773

Net (Loss)	$(3,315)	$(4,773)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2008	8,248,020	8,248	33,437	(34,857)	6,828

	-	-	-	(7,272)	(7,272)
Balance at December 31, 2008 - Unaudited	8,248,020	$8,248	$33,437	$(42,129)	$(444)

(1)	As restated for a 75,000 for 1 recapitalization on September 1, 2006

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	Six month	Six month	2005 Inception
	period ended	period ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(7,272)	$(9,498)	$(42,129)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	1,635	(2,764)	3,872

Net cash (used) in operation activities	(5,637)	(12,262)	(30,757)

Cash flows from investing activities:
Advances received from officer	0	-	1,065
Advances paid to officer	-	65	(1,000)

Net cash (used) in investing activities	-	65	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(566)	(11,066)

Net cash provided from financing activities	-	(566)	34,185

Net increase in cash	(5,637)	(12,763)	3,493
Cash at beginning of period	9,130	33,605	-

Cash at end of period	$3,493	$20,842	$3,493

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc
Notes To Unaudited Financial Statements
For The Three Month Period  and Six Month Period Ended December 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended December 31, 2008  were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and six month period ended December 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2009.

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (575) 770-1157.

Results of Operations

Revenue. We had no revenue for the three months ended December 31, 2008. Otherwise, we have had no revenue since inception, including for the three months ended December 31, 2008.

Operating Expenses. We incurred operating expenses of $3,315 for the three months ended December 31, 2008 compared to operating expenses of $4,773 for the three months ended December 31, 2007.  We incurred operating expenses of $ 7,272 for the six months ended December 31, 2008 compared to operating expenses of $9,498 for the six months ended December 31, 2007. We incurred operating expenses of $42,129 from inception through December 31, 2008.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended December 31, 2008.

Net Loss. We incurred a net loss of $3,315 for the three months ended December 31, 2008 compared to a net loss of $4,773 for the three months ended December 31, 2007. We incurred a net loss of $7,272 for the six months ended December 31, 2008 compared to a net loss of $9,498 for the six months ended December 31, 2007. This compares with $42,129 in net loss from inception through December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash totaling $3,493.

For the six months ended December 31, 2008, we had net cash of $5,637 used for operating activities, compared to $12,262 for the six months ended December 31, 2007. From inception through December 31, 2008, we had net cash of $30,757 used for operating activities.

For the six months ended December 31, 2008, we had net cash of $-0- provided or used for investing activities, compared to $65 for the six months ended December 31, 2007. From inception through December 31, 2008, we had net cash of $65 used for investing activities.

For the six months ended December 31, 2008, we had net cash of $-0- provided or used by financing activities, compared to $566 used by financing activities for the six months ended December 31, 2007. From inception through December 31, 2008, we had net cash of $34,185 provided by financing activities. Most of the activities came from deferred offering costs.

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

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through December 31, 2008, we have a history of losses.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Hyde, our President. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

*    departures of key personnel.

Of our total outstanding shares as of February 2, 2009, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed under cover of Form SB-2 on November 1, 2007.

Reports on Form 8-K

We had no filings under cover of Form 8K for the fiscal quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 2009.

GREAT SPIRITS, INC.

By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)