Form 10-Q
period 2009-03-31
Great Spirits Inc
filed 2009-05-18
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009 was 8,248,020.

FORM 10-Q

Great Spirits, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Great Spirits, Inc. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREAT SPIRITS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

Great Spirits Inc.
Consolidated Balance Sheets
(A Development Stage Company)

	Unaudited	Audited
	March	June
	31, 2009	30, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$1,543	$9,130

Total Current Assets	1,543	9,130

TOTAL ASSETS	$1,543	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$3,671	$2,237
Advances from officer	65	65

Total current liabilities	3,736	2,302

Total Liabilities
	$3,736	$2,302
SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	33,437

(Deficit) accumulated during the development stage	(43,878)	(34,857)

TOTAL SHAREHOLDERS' EQUITY	(2,193)	6,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,543	$9,130

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

			Unaudited
	Unaudited	Unaudited	September 26,
	Nine month	Nine month	2005 Inception
	period ended	period ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	7,250	5,500	14,250
Bank charges	-	19	27
Consulting	-	2,000	9,500
Legal	-	-	7,500
Lincenses	-	-	375
Office	1,171	798	5,621
Research & development	-	4,356	800
Stock transfer	600	420	5,805

Total G & A	9,021	13,093	43,878

Net (Loss)	$(9,021)	$(13,093)	$(43,878)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March	March
	31, 2009	31, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	1,500
Licensing	-	-
Office	249	50
Printing	-	1,045
Stock transfer	-	-

Total G & A	1,749	2,595

Net (Loss)	$(1,749)	$(2,595)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2008	8,248,020	8,248	33,437	(34,857)	6,828

	-	-	-	(9,021)	(9,021)
Balance at March 31, 2009 - Unaudited	8,248,020	$8,248	$33,437	$(43,878)	$(2,193)

______________

(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	Nine month	Nine month	2005 Inception
	period ended	period ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(9,021)	$(13,093)	$(43,878)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	1,434	(1,677)	3,671

Net cash (used) in operation activities	(7,587)	(14,770)	(32,707)

Cash flows from investing activities:
Advances received from officer	-	-	1,065
Advances paid to officer	-	65	(1,000)

Net cash (used) in investing activities	-	65	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(566)	(11,066)

Net cash provided from financing activities	-	(566)	34,185

Net increase in cash	(7,587)	(15,271)	1,543
Cash at beginning of period	9,130	33,605	-

Cash at end of period	$1,543	$18,334	$1,543

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc
Notes To Unaudited Financial Statements
For The Three Month Period  and Nine Month Period Ended March 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended March 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month period ended March 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2009.

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (575) 770-1157.

Results of Operations

       Revenue. We have had no revenue since inception, including for the three months ended March 31, 2009.

       Operating Expenses. We incurred operating expenses of $1,749 for the three months ended March 31, 2009 compared to $ 2,595 for the three months ended March 31, 2008.   We incurred operating expenses of $9,021 for the nine months ended March 31, 2009 compared to operating expenses of  $13,093 for the nine months ended March 31, 2008.

        Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

       Gross Profit (Loss). We had no gross profit since inception, including for the three months ended March 31, 2009.

       Net Loss. We incurred a net loss of $1,749 for the three months ended March 31, 2009 compared to a net loss of $ 2,595 for the three months ended March 31, 2008. We incurred a net loss of $9,021 for the nine months ended March 31, 2009 compared to a net loss of $13,093 for the nine months ended March 31, 2008.

Liquidity and Capital Resources

       As of March 31, 2009, we had cash totaling $1,543.

       For the nine months ended March 31, 2009, we had net cash of $7,587 used for operating activities, compared to $14,770 for the nine months ended March 31, 2008.

       For the nine months ended March 31, 2009, we had net cash of $-0- provided or used for investing activities, compared to $65 for the nine months ended March 31, 2008.

       For the nine months ended March 31, 2009, we had net cash of $-0- provided or used by financing activities, compared to $566 used by financing activities for the nine months ended March 31, 2008.

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

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through March 31, 2009, we have a history of losses.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, a limited public market for our common stock. We trade on the Over-the-Counter Bulletin Board under the trading symbol GSPS.OB. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

*    departures of key personnel.

Of our total outstanding shares as of April 1, 2009, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
21 *	List of Subsidiaries.
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on November 1, 2007.

Reports on Form 8-K

We had no filings under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 18, 2009.

GREAT SPIRITS, INC.

By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)