Form 10-K
period 2009-06-30
Great Spirits Inc
filed 2009-10-14
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2009

Commission File No. 000-52997

Great Spirits, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5572519
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

215 N. Washington Street
Monte Vista, Colorado	81144
(Address of principal executive offices)	(zip code)

(719) 849-8162
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.
Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 1, 2009 was approximately $-0-. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 1, 2009, was 8,248,020.

FORM 10-K

Great Spirits, Inc.

All references herein to “we,” “us,” and “our,” refer to Great Spirits, Inc., a Colorado corporation and its wholly-owned subsidiary, Rocky Mountain Distilleries, Inc. Except as we might otherwise specifically indicate, all references us include our subsidiary.

Forward-Looking Statements.

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

ITEM 1. BUSINESS.

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

Our address is 215 N. Washington Street, Monte Vista, Colorado 81144 Our telephone number is (719) 849-8162.

Organization.

As of June 30, 2009, we are comprised of one corporation with one wholly-owned subsidiary, Rocky Mountain Distilleries, Inc., which was incorporated in September, 2005 and which will be the actual operating company. All of our operations will be conducted through Rocky Mountain Distilleries, Inc.

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

Marketing and Promotion.

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

Raw Materials.

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

Competition.

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

Backlog.

At June 30, 2009, we had no backlogs.

Employees.

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

Proprietary Information.

We do not currently have any patent or trademark protection for our proposed product but plan to file for trademark protection.

 Government Regulation.

Our product will be regulated by the Federal law regarding the production and sale of alcohol. Otherwise, we are not expected to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development.

We have not incurred any material research and development costs during the twelve months ended June 30, 2009

Environmental Compliance.

We do not expect environmental laws to have any material impact on us.

How to Obtain Our SEC filings.

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

ITEM 1A. RISK FACTORS.

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

We were formed as a Colorado business entity in August, 2007. Our wholly-owned subsidiary was formed in September, 2005. At the present time, we are a development stage company and have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through June 30, 2009, we have generated no revenue. From our inception on September 26, 2005 through June 30, 2009 we had a net loss of $52,394.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended June 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our vodka products; and

•	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

As a company with a limited operating history, we are inherently a risky investment.

We have a limited operating history. Because we are a company with a limited history, the operations in which we engage in, to distill and market to the public a premium-priced potato vodka, is an extremely risky business. An investor could lose his entire investment.

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

There has been, and continues to be, a limited public market for our common stock. Our common stock trades in the Over-Counter Bulletin Board under the trading symbol GSPS. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of September 1, 2009, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. PROPERTY.

We occupy a total of 19,000 square feet of office and manufacturing space on a rent-free basis from our officer, Mrs. Hyde. This space is considered to be sufficient for us at the present time. We have no plans to acquire additional space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders.

 As of September 1, 2009, there were 97 record holders of our common stock and there were 8,248,020 shares of our common stock outstanding.

Market Information.

    Our shares of common stock are quoted in the Over-Counter Bulletin Board under the trading symbol GSPS. The shares became trading in September, 2008, so there is no extensive history of trading, and currently no bid or asked price.

Dividends.

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

Equity Compensation Plan Information.

 We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990.

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

Stock Transfer Agent.

            The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations.

From our inception on September 26, 2005 through June 30, 2009, we generated no revenue and, therefore, had no cost of goods sold or gross profit. In addition, we have a history of losses.

As of June 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully distill and market our premium-priced potato vodka and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the period from September 26, 2005 through June 30, 2009 were $49,356. Operating expenses for the period from ended June 30, 2009 were $14,499. Operating expenses for the period ended June 30, 2008 were $21,576. The major components of general and administrative expenses include accounting, consulting and stock transfer fees.

As a result of the foregoing, we had a net loss of $52,394 for the period from September 26, 2005 through June 30, 2009. We had a net loss for the period from ended June 30, 2009 of $17,537. We had a net loss for the period ended June 30, 2008 of $21,576. We currently have no revenue but continue to develop our plan to market vodka through a third party contractor.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant. In the next twelve months, we plan to develop a relationship with a contract distiller to begin distilling our potato vodka. At the present time, we have no definitive agreement in place for any contract distiller.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of June 30, 2009, we had cash or cash equivalents of $1,543.

Net cash used for operating activities was $32,707 from our inception on September 26, 2005 through June 30, 2009. Net cash used for operating activities was $7,587 for the period ended June 30, 2009. Net cash used for operating activities was $23,974 for the period ended June 30, 2008.

Cash flows used for investing activities were $65 from our inception on September 26, 2005 through June 30, 2009. Net cash used for investing activities was $-0- for the period ended June 30, 2009.  Net cash used for investing activities was $65 and for the period ended June 30, 2008.

Cash flows provided by financing activities were $34,185 from our inception on September 26, 2005 through June 30, 2009.  Net cash used for financing activities was $-0- for the period ended June 30, 2009. Net cash used for financing activities was $566 for the period ended June 30, 2008. These cash flows were all related to sales of stock and deferred offering costs.

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

Off-Balance Sheet Arrangements.

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

Proposed Milestones to Implement Business Operations.

At the present time, we are located in one location in Monte Vista, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $20,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $20,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Hyde has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements of commencing on page F-1 are included herein.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

Great Spirits, Inc.
(A Development Stage Company)

CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

The Year Ended June 30, 2009 and 2008
and
the Period September 26, 2005 (Inception) Through June 30, 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Great Spirits, Inc.
Monte Vista, Colorado

I have audited the accompanying consolidated balance sheet of Great Spirits, Inc. (a development stage company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Spirits, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
October 13, 2009	RONALD R. CHADWICK, P.C.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008

Current Assets - Cash	$1,543	$9,130

TOTAL ASSETS	$1,543	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$7,649	$2,237
Note payable	4,500	-
Interest payable	38	-
Advances from officer	65	65

Total current liabilities	12,252	2,302

TOTAL LIABILITIES	$12,252	$2,302

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 8,248,020 and
8,248,020 respectively	8,248	8,248

Capital paid in excess of par value	33,437	33,437

Deficit accumulated during development stage	(52,394)	(34,857)

TOTAL SHAREHOLDERS' EQUITY	(10,709)	6,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,543	$9,130

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Statements of Operations

			September 26,
	Year	Year	2005 Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue	$-	$-	$-

General and adminstrative expenses
Accounting	9,250	7,000	16,250
Bank charges	-	27	27
Consulting	-	2,000	9,500
Legal	-	7,500	7,500
Licensing	-	29	375
Office	1,709	4,450	6,159
Research & development	-	-	800
Stock transfer fees	3,540	570	8,745

Total General and administrative expenses	14,499	21,576	49,356

(Loss) before other expenses	(14,499)	(21,576)	(49,356)

Other expenses - interest	(3,038)	-	(3,038)

Net (Loss)	$(17,537)	$(21,576)	$(52,394)

Basic (Loss) Per Share	$(0)	$(0)	$(0)

Weighted Average Common Shares
Outstanding	8,248,020	8,248,020	8,248,020

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Comparative Statements of Cash Flows

			September 26,
	Year	Year	2005 Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

Net (Loss)	$(17,537)	$(21,576)	$(52,394)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Expenses paid by shareholder	1,500		1,500
Interest acretion	3,000		3,000
Increase (Decrease) in accounts payable	5,412	(2,398)	7,649
Increase in interest payable	38	-	38

Net cash (used) in operation activities	(7,587)	(23,974)	(32,707)

Cash flows from investing activities:
Advances received from officer	-	65	1,065
Advances paid to officer	-	-	(1,000)

Net cash (used) in investing activities	-	65	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(566)	(11,066)

Net cash provided from financing activities	-	(566)	34,185

Net increase in cash	(7,587)	(24,475)	1,543
Cash at beginning of period	9,130	33,605	-

Cash at end of period	$1,543	$9,130	$1,543

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500
Expenses paid by shareholder on behalf of Company	$1,500	$-	$1,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(21,576)	$20,675

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2008	8,248,020	$8,248	$33,437	$(34,857)	$6,828

Net (Loss)	-	-	-	(17,537)	(17,537)

Balance at June 30, 2009	8,248,020	$8,248	$33,437	$(52,394)	$(10,709)

(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

The accompanying notes are an integral part of these consolidated financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2009 and 2008 and
the Period September 26, 2005 (Inception) Through June 30, 2009

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2009 and 2008 and
the Period September 26, 2005 (Inception) Through June 30, 2009

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

BASIC EARNINGS PER SHARE
The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at June 30, 2009 and 2008.

REVENUE RECOGNITION
The Company will be producing and marketing vodka. The revenue is recognized when the product is delivered. As of  June 30, 2009 and 2008 the Company has had no operations.

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2009 and 2008 and
the Period September 26, 2005 (Inception) Through June 30, 2009

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Consolidated Comparative Financial Statements
The Year Ended June 30, 2009 and 2008 and
the Period September 26, 2005 (Inception) Through June 30, 2009

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of June 30, 2009.

The Company has declared no dividends through June 30, 2009.

Note 5 -  Note Payable

The Company at June 30, 2009 had an outstanding note payable for $4,500 to an individual, unsecured, bearing an interest rate at 6% per annum and due on demand. Interest expense under the note for the period ended June 30, 2009 was $3,038 and $5,026 respectively with accrued interest payable of $38 at June 30, 2009.

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At June 30, 2009 and 2008, the Company had approximately $52,394 and $34,857 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $10,479 and $6,971 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended June 30, 2009 and  2008 was approximately $3,507 and $4,315.
.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as June 30, 2009.

Inherent Limitations Over Internal Controls.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Director and Executive Officer.

Our Director and Executive Officer, her age and positions held with us as of June 30, 2009 are as follows:

Our director is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The name, address, age and position of our officer and director is set forth below:

Name and Address	Age	Position(s)

Dana Hyde 215 N. Washington Street Monte Vista, Colorado 81144	71	President, Secretary, Treasurer and Director

Background Information about Our Officer and Director.

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

Committees of the Board of Directors.

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics.

Our board of directors has not adopted a code of ethics but plans to do so in the future.
ITEM 11. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to us, nor has she received such compensation in the past.  As of the date of this filing, we have no funds available to pay our officers and director.  Further, our officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer or director in the future.

   Our officer and director will not receive any finder’s fee, either directly or indirectly, as a result of her respective efforts to implement our business plan outlined herein.

   No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 8,248,020 common shares were issued and outstanding as of June 30, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Dana Hyde (2)	7,414,000	89.9%
215 N. Washington Street
Monte Vista, Colorado 81144

All Officers and Directors as a Group	7,414,000	89.9%
(one person)
___________________

(1)	All shares of owned beneficially or of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

            We currently occupy office space on a rent-free basis from our officer, Ms. Dana Hyde. Our sole director cannot be considered to be independent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $7,500 for the year ended June 30, 2009 and $7,500 for the year ended June 30, 2008 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

* Previously filed with Form SB-2 Registration Statement, November 1, 2008.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended June 30, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2009.

GREAT SPIRITS, INC.

Date: October 14, 2009	By:	/s/ Dana Hyde
Dana Hyde,
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: October 14, 2009	By:	/s/ Dana Hyde
Dana Hyde,
Chief Financial Officer (principal financial and accounting officer)