Form 10-Q
period 2009-09-30
Great Spirits Inc
filed 2009-11-23
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-52997

GREAT SPIRITS, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	20-5572519
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3230 Fall Creek Highway, Suite 206
Granbury Texas	76049
(Address of principal executive offices)	(zip code)

(817) 736-2900
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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 10, 2009 was 8,248,020.

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

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	September	June
	30, 2009	30, 2009
ASSETS

Current Assets:

Cash and cash equivalents	$1,543	$1,543

Total Current Assets	1,543	1,543

TOTAL ASSETS	$1,543	$1,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$7,649	$7,649
Note payable	$4,500	$4,500
Interest payable	$106	$38
Advances from officer	65	65

Total current liabilities	12,320	12,252

Total Liabilities	$12,320	$12,252
SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33,437	33,437

(Deficit) accumulated during the development stage	(52,462)	(52,394)

TOTAL SHAREHOLDERS' EQUITY	(10,777)	6,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,543	$1,543

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

			Unaudited
	Unaudited	Unaudited	September 26,
	3 month	3 month	2005 Inception
	period ended	period ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	-	3,250	16,250
Bank charges	-	-	27
Consulting	-	-	9,500
Legal	-	-	7,500
Lincenses	-	-	375
Office	-	557	6,159
Research & development	-	-	800
Stock transfer	-	150	8,745

Total G & A	0	3,957	49,356

(Loss) before other expenses	-	(3,957)	(49,356)

Other expense - interest	(68)	-	(3,106)

Net (Loss)	$(68)	$(3,957)	$(52,462)

Basic (Loss) per common share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total

Balance at September 26, 2005 (Inception)	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

Balance at June 30, 2006	-	$-	$-	$-	$-

July 1, 2006 issued 7,500,000
shares of par value $.001 common stock
to founders for services	7,500,000	7,500	-		7,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

November 10, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $3,000 or $.15 per share	20,000	20	2,980		3,000

November 24, 2006 issued 6,670
shares of par value $.001 common stock
for cash of $1,000.50 or $.15 per share	6,670	7	994		1,001

December 11, 2006 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

December11, 2006 issued 13,670
shares of par value $.001 common stock
for cash of $2,050 or $.15 per share	13,670	14	2,036		2,050

January 3, 2007 issued 13,340
shares of par value $.001 common stock
for cash of $2,001 or $.15 per share	13,340	13	1,988		2,001

June 18, 2007 issued 147,000
shares of par value $.001 common stock
for cash of $36,750 or $.25 per share	147,000	147	36,603		36,750

Deferred offering costs	-	-	(21,052)		(21,052)

June 24, 2007 issued 34,000
shares of par value $.001 common stock
for cash of $8,500 or $.25 per share	34,000	34	8,466		8,500

Net (Loss)	-	-	-	(13,281)	(13,281)

Balance at June 30, 2007	8,248,020	$8,248	$34,003	$(13,281)	$28,970

Deferred offering costs			(566)		(566)

Net (Loss)	-	-	-	(21,576)	(21,576)

Balance at June 30, 2008	8,248,020	8,248	33,437	(34,857)	6,828

	-	-	-	(17,537)	(17,537)

Balance at June 30, 2009	8,248,020	8,248	33,437	(52,394)	(10,709)

Net (Loss)	-	-	-	(68)	(68)

Balance at September 30, 2009 (Unaudited)	8,248,020	$8,248	$33,437	$(52,462)	$(10,777)

(1) As restated for a 75,000 for 1 recapitalization on September 1, 2006

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	3 month	3 month	2005 Inception
	period ended	period ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(68)	$(3,957)	$(52,462)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	7,500
Expenses paid by shareholder			1,500
Interest acretion			3,000
Increase in interest payable	68		106
Increase (Decrease) in accounts payable	-	(1,680)	7,649

Net cash (used) in operation activities	-	(5,637)	(32,707)

Cash flows from investing activities:
Advances received from officer	-	-	1,065
Advances paid to officer	-	-	(1,000)

Net cash (used) in investing activities	-	-	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	-	(11,066)

Net cash provided from financing activities	-	-	34,185

Net increase in cash	-	(5,637)	1,543
Cash at beginning of period	1,543	9,130	-

Cash at end of period	$1,543	$3,493	$1,543

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking  statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our address is 3230 Fall Creek Highway, Suite 206, Granbury Texas 76049. Our telephone number is (817) 736-2900.

Subsequent Event

          On October 23, 2009, we entered into a Securities Purchase Agreement (the “Agreement”), dated as of October 20, 2009 (the “Closing”), with Brian Leftwich, Steven Free, and Jack Minter (collectively, the “Buyers”) and Dana Hyde and other sellers named therein (the “Sellers”), whereby the Sellers sold an aggregate of 7,998,020 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), to the Buyers for cash consideration in the net aggregate amount of $190,000 (“Transaction”). The Shares include substantially all shares of Common Stock owned beneficially or of record by the Sellers, or issuable upon the exercise, conversion, or exchange of securities or obligations held by, or owed to, the Sellers.

          As a result of the Closing of the Transaction, Mr. Leftwich now owns 2,666,020 shares of our Common Stock representing 32.3% of the outstanding Common Stock on a beneficial basis, and each of Messrs. Free and Minter now own 2,666,000 shares of our Common Stock representing 32.3% of the outstanding Common Stock on a beneficial basis.

          Before the Closing of the Transaction, the Board consisted of one member, Dana Hyde. In connection with the Transaction and pursuant to the Agreement, the director voted to expand the Board thereby creating one vacancy, to which vacancy Mr. Leftwich was appointed upon Closing. Ms. Hyde resigned from all offices and other positions with us.

Effective October 30, 2009, we placed all of the common shares of our wholly owned subsidiary, Rocky Mountain Distilleries, Inc., into a trust in anticipation of a spin off to our shareholders of record as of October 19, 2009. The trustee has the authority to complete the spin off to our shareholders as soon as an effective registration statement with the SEC is in place for the transaction.

Results of Operations

Revenue. We had no revenue for the three months ended September 30, 2009. Otherwise, we have had no revenue since inception, including for the three months ended September 30, 2009.

Operating Expenses. We incurred operating expenses of $-0- for the three months ended September 30, 2009 compared to operating expenses of $3,957 for the three months ended September 30, 2008.  This compares with $49,356 in operating expenses from inception through September 30, 2009.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses.

Gross Profit (Loss). We had no gross profit since inception, including for the three months ended September 30, 2009.

Net Loss. We incurred a net loss of $68 for the three months ended September 30, 2009 compared to a net loss of $3,957 for the three months ended September 30, 2008. This compares with $52,462 in net loss from inception through September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had cash totaling $1,534. As of September 30, 2008, we had cash totaling $3,493.

For the three months ended September 30, 2009, we had net cash of $-0- used for operating activities, compared to $5,637 for the three months ended September 30, 2008. From inception through September 30, 2009, we had net cash of $32,707 used for operating activities.

For the three months ended September 30, 2009, we had net cash of $-0- provided or used for investing activities, compared to $-0- for the three months ended September 30, 2008. From inception through September 30, 2009, we had net cash of $65 used for investing activities.

For the three months ended September 30, 2009, we had net cash of $-0- provided or used by financing activities, compared to $-0- used by financing activities for the three months ended September 30, 2008. From inception through September 30, 2009, we had net cash of $34,185 provided by financing activities.

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

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Mr. Leftwich has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through September 30, 2009, we have a history of losses.

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

For the period ended June 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to begin active operations;

t	our ability to locate clients who will purchase our vodka products; and

t	our ability to generate revenues.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Leftwich, our President. In the event that we need additional capital, Mr. Leftwich has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Ms. Dana Hyde our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Leftwich. We have not obtained key man life insurance on the lives of any of our officers or directors.

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

Of our total outstanding shares as of November 10, 2009, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Form of Securities Purchase Agreement, dated October 20, 2009, among the Buyers identified therein, the Sellers identified therein, and Great Spirits, Inc.
21 *	List of Subsidiaries.
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Previously filed under cover of Form SB-2 on November 1, 2007.
** Previously filed under cover of Form 8-K on November 2, 2009.

Reports on Form 8-K

We had no filings under cover of Form 8K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 23, 2009.

GREAT SPIRITS, INC.

By:	/s/ Brian Leftwich
Brian Leftwich,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)