Form 10-Q
period 2009-12-31
Great Spirits Inc
filed 2010-03-19
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2009

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, December 31, 2009 was 8,248,020.

FORM 10-Q

Great Spirits, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Great Spirits, Inc. and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

GREAT SPIRITS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2009

Great Spirits, Inc.
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS
Balance sheets	5
Statements of operations	6
Statements of cash flows	8
Notes to financial statements	9

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited
	December	June 30
	31, 2009	30, 2009
ASSETS

Current Assets:

Cash and cash equivalents	$0	$1,543

Total Current Assets	0	1,543

TOTAL ASSETS	$0	$1,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$0	$12,187
Advances from officer	0	65

Total current liabilities	0	12,252

Total Liabilities	$0	$12,252

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	44,214	33,437

(Deficit) accumulated during the development stage	(52,462)	(52,394)

TOTAL SHAREHOLDERS' EQUITY	(0)	(10,709)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$0	$1,543

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

			Unaudited
	Unaudited	Unaudited	September 26,
	Six month	Six month	2005 Inception
	period ended	period ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	0	5,750	16,250
Bank charges	-	0	27
Consulting	-	0	9,500
Legal	-	-	7,500
Lincenses	-	-	375
Office	0	922	6,159
Research & development	-	-	800
Stock transfer	0	600	8745

Total G & A	0	7,272	49,356
Interest expense	-	-	(3,106)
Net (Loss)	$(0)	$(7,272)	$(52,462)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	December	December
	31, 2009	31, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	0	25,00
Licensing	-	0
Office	0	365
Stock transfer	0	450

Total G & A	0	3,315

Net (Loss)	$(0)	$(3,315)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	September 26,
	Six month	Six month	2005 Inception
	period ended	period ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(0)	$(7,272)	$(52,462)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Interest accretion			3,000
Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	0	1,635)	7,712

Net cash (used) in operation activities	(0)	(5,637)	(34,250)

Cash flows from investing activities:
Advances received from officer	0	-	1,065
Advances paid to officer	-	0	(1,000)

Net cash (used) in investing activities	-	0	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(0)	(11,066)

Net cash provided from financing activities	-	0)	34,185

Net increase in cash	(0)	(5,637)	0
Cash at beginning of period	0	9,130	-

Cash at end of period	$0	$3,493	$0

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Great Spirits, Inc. (the “Company”), was incorporated in the State of Colorado on August 31, 2006. The Company was formed to distill and market a premium priced potato vodka to the public.
Development stage company
The Company is currently in the development stage, and has commenced operations but has not yet generated significant revenues.
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.
Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

GREAT SPIRITS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

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

Results of Operations

Revenue. We had no revenue for the three months or six months ended December 31, 2009 and for the three months or six months ended December 31, 2008.

Operating Expenses. We incurred operating expenses of $-0- for the three months ended December 31, 2009 compared to operating expenses of $3,315 for the three months ended December 31, 2008.  We incurred operating expenses of $-0- for the six months ended December 31, 2009 compared to operating expenses of $7,272 for the six months ended December 31, 2008.

 Our operating expenses are comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses. The increase in operating expenses is directly related to the increase in salaries during the relevant periods.

Gross Profit (Loss). We had no gross profit for the three months or six months ended December 31, 2009 and for the three months or six months ended December 31, 2008.

Net Loss. We incurred a net loss of $-0- for the three months ended December 31, 2009 compared to a net loss of $3,315 for the three months ended December 31, 2008. We incurred a net loss of $-0- for the six months ended December 31, 2009 compared to a net loss of $7,272 for the six months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had cash totaling $-0-. As of December 31, 2008, we had cash totaling $3,493.

For the six months ended December 31, 2009, we had net cash of $-0- provided or used for operating activities, compared to $5,637 used for operating activities for the six months ended December 31, 2008.

For the six months ended December 31, 2009, we had net cash of $-0- provided or used for investing activities, compared to $-0- provided or used for investing activities for the six months ended December 31, 2008.

For the six months ended December 31, 2009, we had net cash of $-0- provided or used by financing activities, compared to $-0- provided or used by financing activities for the six months ended December 31, 2008.

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

    We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Mr. Leftwich has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

We were formed as a Colorado business entity in August, 2006. Our wholly-owned subsidiary was formed in September, 2005. At the present time, have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on September 26, 2005 through December 31, 2009, we have a history of losses.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Leftwich, our President. In the event that we need additional capital, Mr. Leftwich has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Of our total outstanding shares as of December 31, 2009, a total of 8,067,020, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Form of Securities Purchase Agreement, dated October 20, 2009, among the Buyers identified therein, the Sellers identified therein, and Great Spirits, Inc	.
21 *	List of Subsidiaries.
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Previously filed under cover of Form SB-2 on November 1, 2007.
** Previously filed under cover of Form 8-K on November 2, 2009.

Reports on Form 8-K

We had one filing under cover of Form 8K for the fiscal quarter ended December 31, 2009 on November 2, 2009, relating to change of control and new officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 19, 2010.

GREAT SPIRITS, INC.

By:	/s/ Brian Leftwich
Brian Leftwich,
Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)