Form 10-Q
period 2010-03-31
Great Spirits Inc
filed 2010-05-24
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

   For the transition period from ______ to ______

Commission File Number: 0-52997

GREAT SPIRITS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5572519
(State of incorporation)	(I.R.S. Employer Identification No.)

3230 Fall Creek Highway, Suite 206, Granbury, Texas 76049
(Address of principal executive offices)

(817) 736-2900
(Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [  ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 15, 2010 was 8,248,020.

FORM 10-Q

Great Spirits, Inc.

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

Great Spirits Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited March 31, 2010	June 30, 2009
ASSETS

Current Assets:

Cash and cash equivalents	$0	$1,543

Total Current Assets	0	1,543

TOTAL ASSETS	$0	$1,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$0	$12,187
Advances from officer	0	65

Total current liabilities	0	12,252

Total Liabilities	$0	$12,252

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 8,248,020 shares	8,248	8,248

Capital paid in excess of par value	33437	33,437

(Deficit) accumulated during the development stage	(43878)	(52,394)

TOTAL SHAREHOLDERS' EQUITY	(0)	(10,709)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$0	$1,543

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited Nine month	Unaudited Nine month	Unaudited September 26, 2005 Inception
	period ended	period ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	0	7250	16250
Bank charges	-	0	27
Consulting	-	0	9,500
Legal	-	-	7,500
Licenses	-	-	375
Office	0	1171	6159
Research & development	-	-	800
Stock transfer	0	600	8745

Total G & A	0	9021	49356
Interest expense			(3,106)
Net (Loss)	$(0)	$(9021)	$(52,462)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited Three Months	Unaudited Three Months
	Ended	Ended
	March	March
	31, 2010	31, 2009

Revenue:	$-	$-

General & Administrative Expenses

Accounting	0	1500
Licensing	-	0
Office	0	249
Stock transfer	0	0

Total G & A	0	1749

Net (Loss)	$(0)	$(1749)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows

	Unaudited Nine month	Unaudited Nine month	Unaudited September 26, 2005 Inception
	period ended	period ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss)	$(0)	$(9021)	$(52,462)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Interest accretion			3,000
Stock issued for services	-	-	7,500
Increase (Decrease) in accounts payable	0	1434)	7,712

Net cash (used) in operation activities	(0)	(7587)	(34,250)

Cash flows from investing activities:
Advances received from officer	0	-	1,065
Advances paid to officer	-	0	(1,000)

Net cash (used) in investing activities	-	0	65

Cash flows from financing activities:
Issuance of common stock	-	-	45,251
Deferred offering costs	-	(0)	(11,066)

Net cash provided from financing activities	-	0)	34,185

Net increase in cash	(0)	(7587)	0
Cash at beginning of period	0	9130	-

Cash at end of period	$0	$1543	$0

Supplemental disclosure information:
Stock issued for services	$-	$-	$7,500

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Great Spirits, Inc. (the “Company”), was incorporated in the State of Colorado on August 31, 2006. Until October 2009, the Company was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. In October 2009, the Company spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  While the Company has endeavored to identify sources of capital required to execute its business plan, to date it has not consummated any capital raising transactions and the Company currently intends to consummate a merger with an operating company. No assurances can be given that the Company will be successful in merging with any operating company.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As the Company has now become a shell company with no operating revenue, the Company’s ability to continue as a going concern is dependent upon the support of its principal stockholder and the acquisition of a new business with profitable operations.

The Company also intends to use borrowings and security sales to mitigate the affects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should it be unable to continue in existence.

Development stage company

The Company is currently in the development stage has not yet generated any significant revenues.

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview and History

We are a Colorado corporation. We were incorporated on August 31, 2006. Until October 20, 2009, the Company was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc.

              On October 23, 2009, we entered into a Securities Purchase Agreement (the “Agreement”), dated as of October 20, 2009 (the “Closing”), with Brian Leftwich, Steven Free, and Jack Minter (collectively, the “Buyers”) and Dana Hyde and other sellers named therein (the “Sellers”), whereby the Sellers sold an aggregate of 7,998,020 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), to the Buyers for cash consideration in the net aggregate amount of $190,000 (“Transaction”). The Shares included substantially all shares of Common Stock owned beneficially or of record by the Sellers, or issuable upon the exercise, conversion, or exchange of securities or obligations held by, or owed to, the Sellers.

              As a result of the Closing of the Transaction, Mr. Leftwich owned 2,666,020 shares of our Common Stock representing 32.3% of the outstanding Common Stock on a beneficial basis, and each of Messrs. Free and Minter owned 2,666,000 shares of our Common Stock representing 32.3% of the outstanding Common Stock on a beneficial basis.

              Before the Closing of the Transaction, the Board consisted of one member, Dana Hyde. In connection with the Transaction and pursuant to the Agreement, the director voted to expand the Board thereby creating one vacancy, to which vacancy Mr. Leftwich was appointed upon Closing. Ms. Hyde resigned from all offices and other positions with us.

         In connection with the Transaction, we spun off our existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.

  While we have endeavored to identify sources of capital required to execute our business plan, to date we have not consummated any capital raising transactions and we currently intend to consummate a merger with an operating company. No assurances can be given that we will be successful in merging with any operating company. We are currently a shell company with no functional operations.

  We have not been subject to any bankruptcy, receivership or similar proceeding.

  Our address is 3230 Fall Creek Highway, Suite 206, Granbury Texas 76049. Our telephone number is (817) 736-2900.

Results of Operations

  Revenue. We had no revenue for the three months and nine months ended March 31, 2010 and for the three months and nine months ended March 31, 2009.

  Operating Expenses. We incurred no operating expenses for the three and nine months ended March 31, 2010, respectively compared to operating expenses of $1,749 and $9,021 for the three and nine months ended March 31, 2009, respectively.

  Our operating expenses comprised solely of general and administrative expenses. The primary components of general and administrative expenses are the expenses of our corporate office, professional fees, general and administrative expenses.

  Net Loss. We incurred a net loss of $0 for the three and nine months ended March 31, 2010 compared to a net loss of $1,749 and $9,021 for the three and nine months ended March 31, 2009, respectively.

Liquidity and Capital Resources

  As of March 31, 2010, we had no cash or cash equivalents. We had no working capital as of March 31, 2010, and we had an accumulated deficit of $43,878 as compared to an accumulated deficit of $52,394 at March 31, 2009.

  For the nine months ended March 31, 2010, we had no net cash provided or used for operation activities, compared to $7,587 net cash used for operation activities for the nine months ended March 31, 2009.

  For the nine months ended March 31, 2010 and March 31, 2009, we had no net cash provided or used for investing activities.

  For the nine months ended March 31, 2010 and March 31, 2009, we had no net cash provided or used by financing activities.

Going Concern

  The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern. As we have now become a shell company with no operating revenue, our ability to continue as a going concern is dependent upon the support of our principal stockholder and the acquisition of a new business with profitable operations.

  We also intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

  The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this Quarterly Report on Form 10-Q. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 4 CONTROLS AND PROCEDURES

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

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT SPIRITS, INC.
Registrant
Dated: May 24, 2010

/s/ Brian Leftwich
Brian Leftwich, Chief Executive Officer and President (principal executive officer) Chief Financial Officer (principal financial and accounting officer)