Form 10-K
period 2010-06-30
Great Spirits Inc
filed 2010-09-28
CIK 1407412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 000-52997

Great Spirits, Inc. (Exact name of Company as specified in its charter)

Colorado	20-5572519
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

3107 Fall Creek Highway, Granbury, Texas	76049
(Address of principal executive offices)	(Zip Code)

Company’s telephone number including area code : (817) 326 0295

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☑No
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files.) ☐Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-5 of the Act). ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the Company as of December 31, 2009 was approximately $5,000 based upon the most recent closing price of $0.02 of the Company’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Company’s Common Stock outstanding as of September 15, 2010 was 7,820,820.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context indicates otherwise, any reference to “Great Spirits”, the “Company”,” we”, “us”, “our” or the “Company” means Great Spirits, Inc. and its subsidiaries.

PART I

Item 1.	Business

Great Spirits, Inc.

Until October 20, 2009, the Company was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. In October 2009, the Company spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  While the Company endeavored to identify sources of capital required to execute its business plan, it did not consummate any capital raising transactions and with the completion of the share exchange with Hallmark in August, 2010, the business of Hallmark became the sole business of the Company.

Hallmark Human Resources, Inc.

General

Hallmark is a professional employer organization (“PEO”) dedicated to providing high level human resource programs and services primarily to companies that have been previously unable to afford them.

As a result of its distinctive structure and sales strategy, Hallmark is able to bring “Fortune 500” benefits to small and mid-sized companies, as well as provide traditional payroll, tax, record keeping and benefits administration, all at a cost reduction to self-administered programs. Hallmark’s clients can focus on the “business of business” while Hallmark provides greatly enhanced human resource services.

Hallmark currently provides PEO services to approximately 40 companies.  It has approximately 200 employees who are assigned to work at client locations (sometimes referred to as “work-site employees”) and is a licensed PEO in approximately 40 states. Hallmark is a Texas corporation which, though incorporated in 1996, did not commence operations as a PEO until 2005. Hallmark has four wholly-owned subsidiaries, PAS Services, Inc., Global Administrative Services, Inc., Global Administrative Services II, Inc. and Global ASO, Inc. These subsidiaries were acquired by Hallmark in 2007.

Currently, Hallmark provides payroll, worker compensation, group health benefits, dental, life insurance, full section 125 administration, 401(k) retirement, and other similar benefits. Hallmark plans to expand these services by adding other insurance products and services, such as two additional group medical plans to choose from, group disability, group critical illness, cancer, accident, life insurance, etc.

Hallmark has contracted with the independent offices of the National Association of Insurance Marketers (“NAIM”) with over 35 of these offices covering the 48 continental United States. NAIM’s 200,000 Agents under contract are available to represent Hallmark on a national basis and provide Hallmark with introductions to prospective clients to which Hallmark issues quotes for its services.

Hallmark intends to continue its, strategic acquisition model, and to seek licensure in all remaining states.

Growth Strategy

Hallmark currently provides PEO services for approximately 40 companies and approximately 200 worksite employees.  The Company has executed two acquisitions to date.

Hallmark believes that this is a unique time in the PEO industry. Many of the early PEO entrepreneurs are reaching or exceeding retirement age. They lack successful exit strategies. There are few potential buyers outside of the industry as it is a “hands on” business, not a passive investment. Together with the uncertainties of the economy, these factors combine to present an opportunity for rapid expansion through acquisitions. As a result of its investment in information technology, its management expertise, and its strategic relationships, Hallmark believes that it is well positioned to acquire several PEOs through a combination of stock, notes and cash, thereby offering these owners an exit strategy with substantial upside potential.

Hallmark has identified a number of acquisition candidates and has had substantial discussions regarding acquisitions which it intends to consummate during the year ending December 31, 2010.  Notwithstanding the foregoing, Hallmark has no agreements, arrangements, or understandings with respect to any such acquisitions at the date of this Report.

Industry

The National Association of Professional Employer Organizations (“NAPEO”) estimates that there are about 700 PEOs operating in the United States, covering between 2 and 3 million workers. PEOs operate in all fifty States, Canada, Mexico, Sweden, Germany, the UK and Russia. With the exception of only four national companies, the vast majority of firms operate in one or two states and typically are “mom and pop” size or slightly larger.

PEO services enable clients to cost-effectively outsource the management of human resources, employee benefits, payroll and workers’ compensation functions. Businesses today need assistance managing increasingly complex and time consuming employee related matters such as health benefits, workers’ compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO client to concentrate on the operations and revenue-producing side of its operations. A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for clients.

A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the client’s worksite and by contractually assuming certain employer rights, responsibilities, and risks.  As reported on the website NAPEO, the U.S. Small Business Administration (the “SBA”), estimates that between 1980 and 2000, the number of U.S. laws and regulations regarding employment policies and practices grew by approximately two thirds, and the owner of a small or midsized business now spends up to a quarter of his or her time on employment-related administrative functions. PEOs assume much of this burdensome responsibility and improve clients’ compliance therewith.

NAPEO reports that clients value PEO services for the following reasons, among others:

●	Relief from the burden of employment administration.

●	A wide range of personnel management solutions through a team of professionals.

●	Improved employment practices, compliance and risk management to reduce liabilities.

●	Access to a comprehensive employee benefits package, allowing clients to be competitive in the labor market.

●	Assistance to improve productivity and profitability.

The NAPEO website reports that the PEO segment generated approximately $68 billion in gross revenues in 2008.  PEOs have been recognized in the Harvard Business Review as “the fastest growing business service in the United States during the 1990s.”

Traditionally, PEOs serviced small businesses. For example, the NAPEO website describes the average client of NAPEO’s member PEOs as a small business with 19 worksite employees. Increasingly, larger businesses also are finding increased value in a PEO arrangement because PEOs offer robust web-based human resources technologies and expertise in human resources management. PEO clients represent many different types of industries and businesses ranging from accounting firms to high tech companies and small manufacturers. Many different types of professionals, including doctors, retailers, mechanics, engineers and plumbers, also benefit from PEO services.

The NAPEO website further states that PEOs also serve to improve the employment conditions of worksite employees. PEOs assist in providing enhanced access to employee benefits for between two to three million working Americans. This number is growing every year because of the savings and benefits that a PEO can provide to small businesses. PEO expertise improves the work environment and increases safety. According to the NAPEO website, the SBA has reported that the opportunity for workers at a small business to have access to a 401(k) retirement savings plan has dropped from 28% to 19%. However, 95% of NAPEO member PEOs sponsors a 401(k) or similar retirement savings plan. The average gross pay of a PEO worksite employee is approximately $34,000 annually.

A long-term relationship is developed between the client company and the PEO. Due to strong client satisfaction, the NAPEO website reports that NAPEO member PEOs retain nearly 86% of their clients for a minimum of one year. According to independent research conducted by the Society of Human Resource Management Foundation in May 2002, PEOs allow small to midsized business clients to “reduce costs and free up time to devote to revenue generating activities, and improvements that can be instrumental to gaining a competitive advantage.”

Services

Hallmark assists clients in managing human resources responsibilities and employer risks. In a PEO services arrangement, the PEO enters into a contract to become a co-employer of the client-company’s existing workforce. Pursuant to this contract, the PEO assumes responsibility for some or all of the human resource management responsibilities, including payroll, payroll taxes, employee benefits, administration of health insurance, workers’ compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities. The PEO has the right to hire and fire its employees, although the client-company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

Hallmark has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional services firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses. Hallmark has three PEO clients which approximate 64% of Hallmark’s total gross billings as of June 30, 2010. These clients accounted for approximately 59% of net revenues for the six months ended June 30, 2010.

Prior to entering into a co-employer arrangement, Hallmark performs an analysis of the potential client’s actual personnel and workers’ compensation costs based on information provided by the prospect. Hallmark introduces its workplace safety program and recommends improvements in procedures and equipment following a risk assessment of the prospect’s facilities. The potential client must agree to implement recommended changes as part of the co-employer arrangement.  Hallmark also offers financial incentives to PEO clients to maintain a safe-work environment.

As co-employer with its client companies, Hallmark contractually assumes substantial employer rights, responsibilities, and risks through the establishment and maintenance of an employer relationship with the workers assigned to its clients. More specifically, Hallmark establishes a contractual relationship with its clients whereby it:

●	Co-employs workers at client locations, and thereby assumes responsibility as an employer for specified purposes of the workers assigned to the client locations.

●	Reserves a right of direction and control of the employees.

●	Shares or allocates with client employers responsibilities in a manner consistent with maintaining the clients’ responsibility for their products or services.

●	Pays wages and employment taxes of the worksite employees out of its accounts.

●	Reports, collects and deposits employment taxes with state and federal authorities.

●	Establishes and maintains an employment relationship with worksite employees that is intended to be long-term and not temporary.

●	Retains a right to hire, reassign and fire the worksite employees.

Hallmark’s standard PEO services agreement typically provides for an initial term of one year with automatic renewal for one-year periods. Hallmark’s agreements generally permit cancellation by either party upon 30 days’ written notice. In addition, Hallmark may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow its workplace safety program.

The PEO services agreement also provides for indemnification of Hallmark by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. Hallmark requires its PEO clients to maintain comprehensive liability coverage in the amount of $500,000 for acts of its worksite employees. Although no claims exceeding such policy limits have been paid by Hallmark to date, the possibility exists that claims for amounts in excess of sums available to Hallmark through indemnification or insurance may be asserted in the future, which could adversely affect Hallmark’s profitability.

Competition

The PEO industry is highly competitive with limited barriers to entry and continues to undergo consolidation. Hallmark competes in regional and local markets with both small and large full service agencies, specialized temporary and permanent placement services agencies, companies that are focused on PEO services, as well as broad-based outsourcing and consulting firms that perform individual projects. While some competitors are smaller than Hallmark, they may enjoy an advantage in discrete geographic markets because of a stronger local presence.

Regulation

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because PEOs often have clients which have employees in many states throughout the United States, PEOs must perform its services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject Hallmark to fines and penalties, damage its reputation, constitute a breach of its client agreements, impair its ability to obtain and renew required licenses, and decrease its profitability or competitiveness. If any of these effects were to occur, Hallmark’s cost of doing business may increase, thereby materially adversely affecting its business, prospects, financial condition, and results of operations.

Business Operations

Hallmark is subject to the laws and regulations of the jurisdictions within which it operates. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Hallmark is current licensed to offer its services in 40 states. Although compliance with these requirements imposes some additional financial risk on Hallmark, particularly with respect to those clients who breach their payment obligation to Hallmark, such compliance has not had a material adverse effect on the business of Hallmark to date.

Currently, Hallmark’s two main states of operations are Texas and Alabama. In Texas, PEOs are regulated by the Texas Department of Licensing and Regulation under Chapter 91 of the Texas Labor Code (Staff Leasing Services Labor Code) and rules promulgated thereunder. The department issues licenses, regulates compliance with the staff leasing law and has enforcement authority to sanction a licensee for proven violations. Holders of licenses must maintain an appropriate level of working capital ($50,000 if the licensee employs less than 250 employees; $75,000 if the licensee employs at least 250 but not more than 750 employees; and $100,000 if the licensee employs more than 750 employees). From December 31, 2011, licensees will need to provide audited financial statements to the Texas Department of Licensing and Regulation to verify sufficient level of working capital. A licensee may satisfy any deficiencies in the working capital requirement through guarantees, letters of credit, or a bond in an amount that demonstrates compliance with the amounts required above. The license is renewable annually.

In Alabama, PEOs are regulated by the Department of Industrial Relations (“DIR”) under the Alabama Professional Employer Organization Registration Act and rules promulgated thereunder. Alabama requires that PEOs maintain a net worth of not less than $100,000 as shown on submitted audited or reviewed financial statements. If the financial statements do not show net worth of at least $100,000, the Director of DIR may require the posting of a cash deposit or other acceptable security. Among other things, new clients or the termination of a client relationship must be reported within 30 days to the Director of DIR and PEO's workers' compensation carrier.

Employee Benefit Plans

Hallmark’s operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with work-site employees, Hallmark assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.

Currently, Hallmark’s two main states of operations are Texas and Alabama. In Texas, PEOs are regulated by the Texas Department of Licensing and Regulation under Chapter 91 of the Texas Labor Code (Staff Leasing Services Labor Code) and rules promulgated thereunder. The department issues licenses, regulates compliance with the staff leasing law and has enforcement authority to sanction a licensee for proven violations. Holders of licenses must maintain an appropriate level of working capital ($50,000 if the licensee employs less than 250 employees; $75,000 if the licensee employs at least 250 but not more than 750 employees; and $100,000 if the licensee employs more than 750 employees). From December 31, 2011, licensees will need to provide audited financial statements to the Texas Department of Licensing and Regulation to verify sufficient level of working capital. A licensee may satisfy any deficiencies in the working capital requirement through guarantees, letters of credit, or a bond in an amount that demonstrates compliance with the amounts required above. The license is renewable annually.

In Alabama, PEOs are regulated by the Department of Industrial Relations (“DIR”) under the Alabama Professional Employer Organization Registration Act and rules promulgated thereunder. Alabama requires that PEOs maintain a net worth of not less than $100,000 as shown on submitted audited or reviewed financial statements. If the financial statements do not show net worth of at least $100,000, the Director of DIR may require the posting of a cash deposit or other acceptable security. Among other things, new clients or the termination of a client relationship must be reported within 30 days to the Director of DIR and PEO's workers' compensation carrier.
Employees

As of June 30, 2010, Hallmark had approximately 200 worksite employees and 2 internal employees. The two internal employees are the CEO and an administrative assistant. Worksite employees are employees who are assigned to work at client locations for whom PEO services are provided by Hallmark under “co-employment” relationships whereas internal employees are employees that work solely for Hallmark. The number of worksite employees at any given time may vary significantly due to business conditions at client companies. Hallmark’s employment relationship with its PEO worksite employees is considered a “co-employment” relationship. The PEO relationship involves a contractual allocation and sharing of employer responsibilities between Hallmark’s client and Hallmark. Hallmark believes it is an employer of employees provided to its PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. During 2009, none of Hallmark’s employees were covered by a collective bargaining agreement.

Item 1A.	Risk Factors

Set forth below are a number of risks associated with the business and operations of the Company as a result of the share exchange. In addition, an investor should be mindful that businesses are often subject to risks not foreseen by management. Accordingly, in reviewing this Annual Report on Form 10-K, the reader should keep in mind other risks that could be important.

An investment in the Company is speculative and involves a high degree of risk. Each prospective investor is urged to carefully consider the risks and uncertainties described below, in addition to the risks set forth elsewhere in this Annual Report on Form 10-K. If any of the following risks actually occur, the business, prospects, financial condition and results of operation of the Company would likely suffer materially in these circumstances and the value of the Company could decline.

Risks Related to Hallmark’s Business

Hallmark’s independent auditors have expressed substantial doubt about its ability to continue as a going concern, which may hinder its ability to continue as a going concern and its ability to obtain future financing.

In its report dated July 23, 2010, Hallmark’s independent auditors stated that its financial statements for the period ended December 31, 2009 were prepared assuming that Hallmark would continue as a going concern. Hallmark’s ability to continue as a going concern is an issue raised as a result of the net loss of $888,761 incurred in the year ended December 31, 2009 and the working capital deficiency and negative net worth of $565,148 as of December 31, 2009.  In addition, Hallmark is in default on its related party loan agreements, which, among other things, cause the balances to become due on demand.  Hallmark continues to experience net losses. Hallmark’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities and internally generated revenues. If Hallmark is unable to continue as a going concern, you may lose your entire investment.

Hallmark has a history of losses through the recent economic downturn and can provide no assurance as to its future operating results.

Hallmark has a history of losses through the recent economic downturn and can provide no assurance as to its future operating results. Profitability will depend on Hallmark’s success in marketing its services, given the relatively fixed nature of the expenses required to operate Hallmark’s business, its ability to expand through intrinsic growth and acquisition.  Hallmark has experienced net losses and negative cash flows from operating activities since 2005 and expects such losses and negative cash flows to continue through at least the end of 2010.  As of December 31, 2009 and 2008, and June 30, 2010 Hallmark had a working capital deficiency of $565,148, $356,879 and $664,983, respectively. For the years ended December 31, 2009 and 2008 and the six months ended June 30, 2010, Hallmark incurred net losses of $888,761, $182,711 and $259,847, respectively.  Hallmark may never achieve profitability.

Hallmark is vulnerable to economic fluctuations because its clients tend to employ fewer worksite employees when economic activity slows.

During 2008 and into 2009 there has been great concerns about the U.S. economic environment, including the significant turmoil in the credit and financial markets, declining GDP growth, negative GDP, an increase in the unemployment rate and increasing jobless claims; as well as several significant business failures. Demand for payroll and benefits processing services is sensitive to changes in the level of economic activity in the regions in which Hallmark does business. As a result, Hallmark’s revenues are a function in large part of the economic cycle. As economic activity begins to decrease, companies often reduce the number of employees through layoffs of temporary and permanent staff, resulting in decreased demand for Hallmark’s services. In addition, businesses may be reluctant to enter into new PEO arrangements because of the uncertainty regarding the timing of any economic recovery. Hallmark has experienced materially decreased demand for its services during the current economic downturn and has terminated its California operation which it acquired in 2007 as a result of the severe economic slowdown taking place in such State. In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of Hallmark’s significant clients do not pay amounts owed to it in a timely manner or become unable to pay such amounts to it at a time when Hallmark has substantial amounts receivable from such client, Hallmark’s cash flow may suffer. While Hallmark attempts to manage its costs, including its personnel, in relation to its business volumes, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect Hallmark’s results. The economic uncertainties in which Hallmark currently operates make it challenging to predict the near-term future.

Hallmark will need additional capital in order to satisfy its business objectives.

To date, Hallmark has financed its operations principally through available credit, sale of equity and cash flow from operations.  It believes that its available resources will be sufficient to meet its anticipated working capital needs through at least the end of 2010. Hallmark estimates that it will require substantial additional financing to rebuild its client base and execute upon its expansion plan, including the acquisition of other PEOs. Hallmark can provide no assurance that additional funding will be available on a timely basis, terms acceptable to it, or at all.  In the event that Hallmark is unable to obtain such financing, it will not be able to fully implement its expansion strategy.  Hallmark’s future capital requirements will depend upon many factors, including:

●	state of the economy in the regions and sectors in which its clients operate; and

●	the size, geographic location, perceived value, and availability of other PEOs to be acquired.

If Hallmark cannot secure adequate financing when needed, it may be required to delay, scale back or eliminate its expansion program. In such event, its business, prospects, financial condition, and results of operations may be adversely affected.

Hallmark intends to make additional acquisitions in the future.

A key component to Hallmark’s growth strategy is the acquisition of other PEOs in the future. While Hallmark intends to make acquisitions in the future, it cannot assure that it will be able to identify or consummate any additional acquisitions on favorable terms or at all. If Hallmark does pursue acquisitions, it may not realize the anticipated benefits of the acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges, exposure to workers’ compensation and other costs in differing regulatory environments, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on operating results, operational challenges arising out of integration of management information systems, and difficulties in integrating acquired companies into Hallmark’s business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may materially adversely affect its business, prospects, financial condition and results of operations. Hallmark’s inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on its business, prospects, financial condition and results of operations.

As Hallmark has a limited operating history, investors may not have a sufficient history on which to base an investment decision.

Though Hallmark was incorporated in 1996, it has only been conducting its current business since 2005 and, accordingly, it has a limited operating history upon which investors may evaluate its prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include, without limitation, the following:

●	competition;

●	need for acceptance of services;

●	ability to anticipate and adapt to a competitive market and rapid technological developments;

●	amount and timing of operating costs and capital expenditures relating to expansion of its business, operations, and infrastructure; and

●	dependence upon key personnel.

Hallmark cannot be certain that its strategy will be successful or that it will successfully address these risks. In the event that Hallmark does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected.

Hallmark faces price competition which could result in a decrease in its gross margins or, if it is unable to compete effectively, loss of revenues.

The PEO industry is highly competitive with limited barriers to entry and continues to undergo consolidation. Hallmark competes in regional and local markets with both small and large full service agencies, specialized temporary and permanent placement services agencies, companies that are focused on PEO services, as well as broad-based outsourcing and consulting firms that perform individual projects. While some competitors are smaller than Hallmark, they may enjoy an advantage in discrete geographic markets because of a stronger local presence.  Several of Hallmark’s existing or potential competitors have substantially greater financial, technical and marketing resources than it does, which may enable them to:

●	develop and expand their infrastructure and service offerings more quickly and achieve greater cost savings;

●	invest in new technologies and product offerings;

●	expand operations into new markets more rapidly;

●	devote greater resources to marketing;

●	compete for acquisitions more effectively and complete acquisitions more easily; and

●	aggressively price products and services and increase benefits in ways that we may not be able to match.

       In order to compete effectively in its markets, Hallmark must target its potential clients carefully, continue to improve its efficiencies and the scope and quality of its services, and rely on its service quality, innovation, education and program clarity. If its competitive advantages are not compelling or sustainable, then Hallmark is unlikely to become profitable.  In addition, heightened competition among Hallmark’s existing competitors, especially on a price basis, or by new entrants into the market, could create additional competitive pressures that may reduce Hallmark’s margins and adversely affect its business. If Hallmark fails to successfully respond to these competitive pressures or to implement its strategies effectively, its net revenues or gross margins could be reduced.

Hallmark's PEO client base is concentrated.

           Sales to Hallmark’s three largest PEO clients currently accounts for approximately 75% of Hallmark’s client base. Significant reduction in business with any of Hallmark’s major PEO clients or the loss of a major PEO client could have a material impact on Hallmark's operations. If Hallmark cannot replace canceled or reduced business, billings will decline, which could have a material impact on the results of operations. There can be no assurance that Hallmark will retain any or all of its major PEO clients. This risk may be further complicated by pricing pressures, intense competition and economic uncertainty prevalent in the PEO industry.

Hallmark’s business is subject to risks associated with geographic market concentration.

Hallmark currently has operations in four states. In 2009, operations in Texas and Alabama accounted for approximately 36% and 61% of its revenues, respectively. If the regulatory environment in these markets changes in a way that adversely affects Hallmark’s ability to do business or limits its competitive advantages in these markets, its profitability and growth prospects may be materially and adversely affected. Further, the local economies in some of the geographic areas in which Hallmark operates may suffer adverse effects from hurricanes or other natural disasters which could result in Hallmark’s inability to operate, a decrease in its revenues or an increase in its costs of doing business.

Hallmark’s service agreements may be terminated on short notice, leaving it vulnerable to loss of a significant amount of clients in a short period of time.

Hallmark’s service agreements with its clients are generally cancelable by the client with little or no notice. As a result, a significant number of its clients can terminate their agreements with Hallmark at any time, making it particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.  Failure to replace clients would have a material adverse effect on the clients’ business, prospects, financial condition and results of operations.

If Hallmark is unable to retain existing clients or attract new clients, its results of operations could suffer.

Increasing the growth and profitability of Hallmark’s business is particularly dependent upon its ability to retain existing clients and capture additional clients. Its ability to do so is dependent upon its ability to provide high quality services and offer competitive prices.  If Hallmark is unable to execute these tasks effectively, it may not be able to attract a significant number of new clients and its existing client base could decrease, either or both of which could have an adverse effect on its business, prospects, financial condition, and results of operations. The client retention rate, as a percent of average clients, was 95% for 2008 and 30% for 2009.

Hallmark depends upon its senior management and skilled personnel and their loss or unavailability could put it at a competitive disadvantage.

Hallmark currently depends upon the efforts and abilities of Thomas Willis, its Chief Executive Officer, Chief Financial Officer and Chairman, and from time to time depends upon the services of several key consultants and other key personnel.  The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on Hallmark’s business, prospects, financial condition, and results of operations. Competition for skilled personnel is intense and turnover rates are high. Hallmark’s ability to attract and retain qualified personnel may be limited.  Hallmark’s inability to attract and retain qualified skilled personnel would have a material adverse effect on its business, prospects, financial condition, and results of operations.

Because Hallmark assumes the obligation to make wage, tax, and regulatory payments in respect of some worksite employees, it is exposed to client credit risks.

Hallmark generally assumes responsibility for, and manages the risks associated with, its worksite employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments required by its services agreement, which exposes Hallmark to credit risks. Hallmark attempts to mitigate this risk by invoicing its clients prior to the end of their specific payroll processing cycle. Invoices are due prior to the release of the clients’ payroll. Hallmark also carefully monitors the timeliness of its clients’ payments and impose strict credit standards on its clients. If Hallmark fails to successfully manage its credit risk, it may suffer losses which could materially adversely affect its business, prospects, financial condition, and results of operations.

If Hallmark is found not to be an “employer” under certain laws and regulations, its clients may stop using its services, and it may be subject to additional liabilities.

Hallmark believes that it is an employer of record for the worksite employees provided to its PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If Hallmark is determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of its clients for employment and other taxes, its clients may be held jointly and severally liable with Hallmark for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing their relationships with Hallmark or prospective clients from entering into new relationships with it.  Any determination that Hallmark is not an employer for purposes of the Employee Retirement Income Security Act could adversely affect its cafeteria benefits plan and retirement plans operated under Section 125 and Section 401(k) of the Internal Revenue Code, respectively, and result in liabilities and penalties to Hallmark under the plans.

Hallmark may be exposed to employment-related claims, legal liability, and costs from and related to clients and employers that could increase its cost of doing business, thereby decreasing its profits, and its insurance coverage may not cover all of its potential liability.

Hallmark co-employs worksite employees in connection with its PEO arrangements. As such, Hallmark is subject to a number of risks inherent to its status as an employer, including without limitation:

●	Claims of misconduct or negligence on the part of its worksite employees;

●	Claims against its worksite employees of discrimination or harassment;

●	Claims by its worksite employees of discrimination or harassment directed at them, including claims relating to actions of its clients;

●	Immigration-related claims, such as claims related to the employment of illegal aliens or unlicensed personnel;

●	Payment of workers’ compensation claims and other similar claims;

●	Violations of wage, hour and other workplace regulations;

●	Retroactive entitlement to employee benefits;

●	Errors and omissions of its temporary worksite employees, particularly in the case of professionals; and

●	Claims by its clients relating to its worksite employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts, or other similar claims.

While Hallmark maintains employee practices liability insurance, it may incur unreimbursed out-of-pocket losses, fines or negative publicity with respect to these matters. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to Hallmark’s management team, and could have a negative impact on its business by increasing its costs, thereby materially adversely affecting its business, prospects, financial condition, and results of operations. In some cases, Hallmark has agreed to indemnify its clients against some or all of these types of liabilities. With respect to claims involving its co-employer relationship with its clients, although its services agreement provides that the client will indemnify it for any liability attributable to the conduct of the client or its employees, Hallmark may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to Hallmark. Hallmark cannot assure that it will not experience these problems in the future or that its insurance will cover all claims or that its insurance coverage will continue to be available at economically feasible rates.

Hallmark may find it difficult to expand its business into additional states due to varying state regulatory requirements.

Future growth in Hallmark’s operations depends, in part, on its ability to offer its services to prospective clients in new states, which may subject it to different regulatory requirements and standards. In order to operate effectively in a new state, Hallmark must obtain all necessary regulatory approvals, adapt its procedures to that state’s regulatory requirements, and modify its service offerings to adapt to local market conditions. In the event that Hallmark expands into additional states, it may not be able to duplicate in other markets the financial performance experienced in its current markets.

Changes in state unemployment tax laws and regulations could restrict Hallmark’s ability to market its services and make its services less attractive to current or potential clients thereby resulting in a flattening or decrease of its revenues.

In recent years, there has been significant negative publicity relating to the use of PEO companies to shield employers from poor unemployment history and high state unemployment taxes, also referred to herein as SUTA. PEOs effectively manage their SUTA rates to lower rates than do most clients on their own. Some states require that the client retain their own SUTA rate when utilizing a PEO, and others permit the PEO to pay this under the experience of the PEO. PEOs can exist in either environment. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on Hallmark’s business by, for example, making its services less attractive to its existing clients and potential clients or restricting its ability to market its services to existing or potential clients thereby preventing it from maintaining or increasing its revenues.

From time to time, Hallmark may become a defendant in a variety of litigation and other actions which may have a material adverse effect on its business, prospects, financial condition, and results of operations if it is unable to recover any monetary liability resulting from a successful claim with insurance proceeds or working capital.

Hallmark may become involved, from time-to-time, in a variety of litigation arising out of its business. It carries insurance to cover most business risk, but there can be no assurance that the insurance coverage it has will cover all claims that may be asserted against it. Should any ultimate judgments or settlements not be covered by insurance or exceed Hallmark’s insurance coverage, such uncovered losses could increase its costs and could have a material adverse effect on its business, prospects, financial condition and results of operations. There can also be no assurance that Hallmark will be able to obtain appropriate and sufficient types or levels of insurance in the future or those adequate replacement policies will be available on acceptable terms, if at all.

Risks Related to the Industry

The PEO industry is subject to a complex regulatory environment, and failure to comply with applicable laws and regulations could result in fines or other penalties.

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because PEOs often have clients which have employees in many states throughout the United States, PEOs must perform its services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject Hallmark to fines and penalties, damage its reputation, constitute a breach of its client agreements, impair its ability to obtain and renew required licenses, and decrease its profitability or competitiveness. If any of these effects were to occur, Hallmark’s cost of doing business may increase, thereby materially adversely affecting its business, prospects, financial condition, and results of operations.

Changes in government regulations may result in restrictions or prohibitions applicable to the provision of employment services or the imposition of additional licensing, regulatory or tax requirements.

PEO and staffing businesses are heavily regulated in most jurisdictions. Hallmark can provide no assurance that states in which it conducts or seek to conduct business will not:

●	Impose additional regulations that prohibit or restrict employment-related businesses;

●	Require additional licensing or add restrictions on existing licenses to provide employment-related services;

●	Increase taxes or make changes in the way in which taxes are calculated for providers of employment related services; or

●	Make changes in the way in which employee benefits are required for providers of employment related services.

Any changes in applicable laws and regulations may make it more difficult or expensive for Hallmark to do business, inhibit expansion of its business, or result in additional expenses that limit its profitability or decrease its ability to attract and retain clients.

Risks Related to Common Stock

Risks associated with the share exchange.

Hallmark has become a public company through a share exchange transaction with Great Spirits, Inc., which at the time was a “public shell company”.  There are risks associated with becoming a public company through a “public shell company” or “alternative public offering.” For example, security analysts of major brokerage firms may not provide coverage of the Company following the share exchange since there is little to no incentive to brokerage firms to recommend the purchase of its Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Company in the future. Hallmark has conducted due diligence on the Company.  However, the due diligence process may not have revealed all material liabilities of the Company currently existing or which may be asserted in the future relating to the Company’s pre-share exchange activities.  Any such liabilities will survive the share exchange and if material could harm the Company’s revenues, business, prospects, financial condition and results of operations.

The Company does not have a full-time Chief Financial Officer with public company experience.

The Company does not have a full-time Chief Financial Officer with public company experience. Thomas Willis, the Company’s Chief Executive Officer, serves in that capacity on an interim basis. Until the Company hires a full-time Chief Financial Officer with public company experience, Mr. Willis’ ability to function in both capacities is diluted. This could have an adverse impact on the Company’s ability to increase its business presence and operations. Further, the Company’s lack of a full-time Chief Financial Officer will hinder its ability to prepare consolidated financial statements and notes to consolidated financial statements in accordance with GAAP or to review the financial and other information prepared by external consultants and professionals to ensure accuracy and completeness.

The requirements of being a public company may strain the Company’s resources and distract management.

As a public company, the Company is subject to the reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition.  The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to help prevent fraud.  As a result, the Company’s failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm its business and negatively impact the trading price of its stock. Furthermore, the Company anticipates that it will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

The Company’s current principal stockholders will have significant influence over the Company and they could delay, deter or prevent a change of control or other business combination or otherwise cause the Company to take action with which you may disagree.

As of the date hereof, Thomas Willis, Chief Executive Officer, Chief Financial Officer, and Chairman, and Brian Leftwich, director, beneficially own a total of approximately 68% of the Company’s outstanding shares of Common Stock and the Company’s officers and directors as a group will beneficially own a total of approximately 87% of the Company’s outstanding shares of Common Stock. As a result Mr. Willis and Mr. Leftwich, acting together or individually could exert substantial influence over matters such as electing directors, approving mergers or other business combination transactions and other matters requiring shareholder approval.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of the board of directors may generally be within the control of these shareholders.   As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by the Company’s officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the Company.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It could also deprive the Company’s shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and it may affect the market price of the Common Stock.

The securities issued in connection with the share exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of Common Stock being issued in connection with the share exchange and the other transactions described herein are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act.  Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption.  In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements.  As a result, a purchaser who receives any such securities issued in connection with the share exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

There is no assurance of an established and sustained public trading market of Company’s securities.

Company is listed on the OTCBB and OTCQB, under the symbol “GSPS”. In September 2008, trading of the Company’s shares began for the first time however the stock has been very thinly traded. There can be no assurances that an active market for Company’s common stock will be established and sustained.

The Company’s Common Stock may never be listed on a major stock exchange.

The Company seeks the listing of its Common Stock on a national or other securities exchange at some time in the future, assuming that it can satisfy the initial listing standards for such.  The Company currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards or that its Common Stock will be accepted for listing on any such exchange.  Should the Company fail to satisfy the initial listing standards of such exchanges, or its Common Stock is otherwise rejected for listing, the trading price of its Common Stock could suffer, the trading market for its Common Stock may be less liquid, and its stock price may be subject to increased volatility.

The market price of Company’s Common Stock is likely to be highly volatile and subject to wide fluctuations.

Assuming Company is able to establish and maintain an active trading market for its Common Stock, the market price of its Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond Company’s control, including:

●	announcements of acquisitions by the Company or business initiatives by Company’s competitors;

●	quarterly variations in its revenues and operating expenses;

●
dilution caused by Company’s issuance of additional shares of Common Stock and other forms of equity securities, which it expects to make in connection with future capital financings to fund its operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	changes in expectations as to the Company’s business, prospects, financial condition, and results of operations;

●	significant sales of Company’s Common Stock, including sales by selling stockholders and by future investors in future offerings it expects to make to raise additional capital;

●	changes in the accounting methods used in or otherwise affecting Company’s industry;

●	changes in the valuation of similarly situated companies, both in Company’s industry and in other industries;

●	fluctuations in interest rates and the availability of capital in the capital markets;

●	departures of key personnel; and

●	regulatory considerations.

These and other factors are largely beyond Company’s control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of Company’s common stock and its results of operations and financial condition.

If the Company issues additional shares in the future, it will result in the dilution of its existing shareholders.

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Common Stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.10 per share.  The Company’s board of directors may choose to issue some or all of such shares to provide additional financing in the future.  The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of the Company’s Common Stock.  If the Company issues any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.  Further, such issuance may result in a change of control of the Company.

The Company has the right to issue up to 1,000,000 shares of  preferred stock, which may adversely affect the voting power of the holders of the other securities and may deter hostile takeovers or delay changes in management control.

The Company may issue up to 1,000,000 shares of preferred stock from time to time in one or more series, and with such preferences as the board of directors may determine from time to time.  To date, the board of directors has not authorized any class or series of preferred stock.  However, the board of directors, without further approval of common shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of its preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

The Company does not plan to declare or pay any dividends to its shareholders in the near future.

The Company has not declared any cash dividends in the past, and it does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to Colorado law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Company’s common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of Company’s common stock is currently less than $5.00 per share and therefore is a “penny stock” according to Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell Company’s common stock and may affect the ability of investors hereunder to sell their shares.

Future sales of Common Stock or the issuance of securities senior to the Common Stock or convertible into, or exchangeable or exercisable for, Common Stock could materially adversely affect the trading price of the Common Stock, and Company’s ability to raise funds in new equity offerings.

Future sales of substantial amounts of Company’s Common Stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of its Common Stock and could impair the Company’s ability to raise capital through future offerings of equity or other equity-related securities. The Company can make no prediction as to the effect, if any, that future sales of shares of Common Stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of its Common Stock.

Company’s issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of Company’s Common Stock as well as a dilutive effect.

The Company may in the future issue warrants and options at or below the current market price. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of the Company’s Common Stock.

Item 1B.	Unresolved Staff Comments

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Properties

The Company leases its offices in Granbury, Texas under a month-to-month lease.  The Company does not own any real estate. The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities will be available for lease to meet its future needs.

Item 3.	Legal Proceedings

Except as described below, the Company is not involved in any legal proceedings, or aware of any threatened litigation.

On August 3, 2009, Hallmark brought an action against Leonard L. Miles, Jr., LLMJ & Associates, Inc., Capital Underwriters Limited and others in the Supreme Court of the State of New York, County of Nassau for breach of contract, unjust enrichment, fraud and RICO claims in connection with the advancement of $158,000 to two of the defendants for financing that was never procured by the defendants. On June 30, 2010, the Court directed entry of judgment on default against the defendants and awarded Hallmark triple damages and attorneys’ fees in the aggregate amount of $494,136.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    The Company’s shares of common stock are quoted in the OTC Bulletin Board and OTCQB under the trading symbol GSPS. The shares became trading in September, 2008 and there has been an absence of an established public trading market.

Tthe last reported sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board, was $0.02 per share.

As of September 15, 2010, there were approximately 184 holders of record of the Company’s Common Stock.

Dividends

The Company has not declared nor paid any cash dividend on its Common Sock, and it currently intends to retain future earnings, if any, to finance the expansion of its business, and does not expect to pay any dividends in the foreseeable future. The decision whether to pay dividends on Common Stock will be made by the Board of Directors, in their discretion, and will depend on the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Sales of Registered Securities

       None.

Equity Compensation Plan Information.

The Company has no outstanding stock options or other equity compensation plans.

Item 6.	Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included elsewhere in this report.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with its financial statements and the related notes included in this report.

Until October 20, 2009, the Company was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. (“Rocky Mountain”). Effective October 20, 2009, the Company spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  The spin off was accomplished by declaring a dividend of the 824,820 shares of common stock of Rocky Mountain held by the Company and distributing to each then Company shareholder one share of common stock of Rocky Mountain for each ten shares of the Company held by the shareholder. This resulted in a distribution of 824,820 Rocky Mountain shares, after which Rocky Mountain was no longer a subsidiary of the Company.

The accompanying balance sheet at June 30, 2009 represents the consolidated financial position of both the Company and Rocky Mountain, with all intercompany accounts eliminated. The June 30, 2010 balance sheet is that of Company subsequent to spinning off Rocky Mountain.

No operations were conducted by the Company and Rocky Mountain in fiscal years 2009 and 2010.

Subsequent to the end of the Company’s fiscal year ended June 30, 2010, the Company completed a share exchange transaction whereby Hallmark became a wholly owned subsidiary of the Company and the business of Hallmark became the sole business of the Company.

The Company’s financial statements and related notes in this Annual Report on Form 10-K and the following discussion of the Company’s financial condition and results of operations relate to a fiscal period prior to the completion of the share exchange transaction with Hallmark and accordingly no effect is given to the financial statements of Hallmark.

Results of Operations.

From the Company’s inception on September 26, 2005 through June 30, 2010, the Company generated no revenue and, therefore, had no cost of goods sold or gross profit. In addition, the Company has a history of losses.

Operating expenses, which consisted solely of general and administrative expenses, for the period from September 26, 2005 through June 30, 2010 were $49,356. Operating expenses for the year ended June 30, 2010 were $0 as compared to $14,499 during the year ended June 30, 2009. The major components of general and administrative expenses include accounting, consulting and stock transfer fees.

As a result of the foregoing, the Company had a net loss of $52,462 for the period from September 26, 2005 through June 30, 2010. Net loss for the year ended June 30, 2010 was $68 as compared to $17,537 during the year ended June 30, 2009.

Liquidity and Capital Resources.

         As of June 30, 2010, the Company had no cash or cash equivalents.

Net cash used for operating activities was $41,962 from inception on September 26, 2005 through June 30, 2010. Net cash used for operating activities was $7,755 for the period ended June 30, 2010. Net cash used for operating activities was $9,087 for the period ended June 30, 2009.

Cash flows provided by financing activities were $41,962 from the Company’s inception on September 26, 2005 through June 30, 2010.  Net cash provided by financing activities was $6,277 for the period ended June 30, 2010 as compared to $1,500 for the period ended June 30, 2009.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

Off-Balance Sheet Arrangements.

The Company had no off-balance sheet arrangements with any party.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

Attached hereto and filed as a part of this Annual Report on Form 10-K are the Financial Statements, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Accordingly, the Company concluded that its disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2010 to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. The Company’s internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Company’s  consolidated financial statements in  accordance with U.S. generally accepted accounting principles, and  that the Company’s receipts and expenditures are being made only in accordance with  authorizations of its management and directors; and

iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that its internal control over financial reporting was effective as June 30, 2010.

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

Changes in Internal Control Over Financial Reporting.

The Company has made no change in its internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are the Company’s directors, officers and key employees.

Name	Age	Position

Thomas Willis	55	Chairman, Chief Executive Officer; Chief Financial Officer; Director

Steven Aupperle	62	Director

Delena Willis	77	Secretary, Director

Brian Leftwich	32	Director

Wayne Bay	70	Director

Thomas Quinn	64	Director

Jerome Giambalvo	60	Director

Charles Wood	70	Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

Thomas Willis
Mr. Willis has been Hallmark’s Chairman of the Board since its inception and has served as Hallmark’s Chief Executive Officer, and President since 2006. Since August 6, 2010, Mr. Willis has served as the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of its board of directors.  He entered the insurance business as a salesman in 1978 and worked as an independent agent. In 1986 he was hired by Time Insurance (now Assurant) to open a new territory in Dallas, Texas. Mr. Willis was responsible for recruiting independent agents and training and motivating them to sell Time’s medical and life insurance products. He left Time in June of 1990 and founded Great SW Brokerage which by 2000 was one of the ten largest independent brokerage agencies in the United States. Mr. Willis served on National Association of Insurance Marketers’s Board of Directors from 1996 to 2001, and was elected president of NAIM in 2000. Mr. Willis triple majored in Mathematics, Computer Technology & Accounting at South Plains College and Middle Tenn. State University and is a Marine Corp veteran. Mr. Willis is the son of Ms. Delena Willis.  Mr. Willis’ insurance and management experience, as noted above, his serving as Chief Executive Officer and President of Hallmark since 2006, along with his educational background led the Company to the conclusion that he should serve as Chairman, in light of the Company’s business and structure.

Steve Aupperle
Mr. Aupperle has served as a member of the Board of Directors of the Company since September 2010 and Hallmark since 2005. From March 2006 until July, 2010 Mr. Aupperle served as Vice President of Finance of Hallmark. Mr. Aupperle is the Principal of Turnkey Insurance Solutions, an insurance brokerage firm, serving in such position since 2008 and prior thereto as their Chief Financial Officer since 2006. Mr. Aupperle is also a Partner of a catering company, City Kitchen. From 2005 until 2006, he served as Principal of AA Finanical Solutions. Mr. Aupperle has been a senior officer of several other insurance companies.  He was Chief Operating Officer and Acting President of Protected Home Mutual Life Insurance Company, Chief Operating Officer (and Co-Founder) of Senior Life Insurance Company, Senior Vice President and CFO of Texas Life Insurance Company (a MetLife company), Financial Officer of MetLife International, Vice President and CFO of Security Benefit Life, and Assistant V.P. of United Insurance Company of America.  He has been a consultant for the National Association of Insurance Commissioners and Life Strategies. Mr. Aupperle is a CPA, CFA and FLMI and holds an MBA from the University of Iowa and a BA in Accounting and Math at Augustana College.  Mr. Aupperle’s insurance and CPA experience, as noted above, along with his educational background led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Delena Willis
Ms. Willis has served as Secretary of the Company since September, 2010 and Hallmark since 1996. Since August 6, 2010, Ms Willis has served as the Company’s Secretary. Prior to her retirement, Ms. Willis began working as an auditor for Holiday Inns in 1963 and rose to become the first female innkeeper/manager in the corporation. Her management career progressed in other industries and returned to the hotel industry with Host management Corp. She was responsible for opening hotels and initial training of personnel throughout the USA. Ms. Willis subsequently became an executive administrator for Purdue Investments where she remained until becoming Secretary of Great Southwest Brokerage, a position she holds today. Ms. Willis is the mother of Mr. Willis.  Ms. Willis’ finance and management experience, as noted above, led the Company to the conclusion that she should serve as director, in light of the Company’s business and structure.

Brian Leftwich
Mr. Leftwich has served as a member of the Board of Directors of Hallmark since 2008. From October 2009 until August 2010, Mr. Leftwich served as the Company’s Chief Executive Officer and Chief Financial Officer and has been a member of the Company’s Board of Directors since October 2009. Mr. Leftwich has worked in the financial markets for over 14 years. Mr. Leftwich founded Equity & Asset Solutions in August 2009 in order to capitalize upon opportunities to acquire distressed mortgages and properties from major financial institutions, and, since inception, has served as its Chief Executive Officer. From May 2006 to the present, Mr. Leftwich has also served as President and Chief Executive Officer of Dobyville Partners, doing business as Leftwich Investments, a private equity firm specializing in small to mid-sized companies. From April 2005 through May 2006, Mr. Leftwich served as an Investment Executive at Smith Barney, and served as an investment advisor at Charles Schwab from June 2000 through April 2005. Mr. Leftwich has extensive experience in bonds, real estate, private equity holdings, REITS, life settlement options, equity derivatives and commodities. Mr. Leftwich also serves a co-manager of Imperial Investments Management, a hedge fund. Mr. Leftwich serves as Chairman of the Board of Destination Ministry Foundation, a non-profit foundation designed to help support and transform troubled teens into productive members of society.  Mr. Leftwich’s finance and investment experience, as noted above, led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Wayne Bay
Mr. Bay has served as a member of the Board of Directors of the Company since September, 2010 and Hallmark since 2005. Since 1987 he has served as President of Bay Integrated Concepts, an insurance brokerage that Mr. Bay founded and which provides life and medical plans for brokers to distribute to their large accounts. Prior to founding Bay Integrated Concepts, Mr. Bay served in a number of roles in the insurance industry including Director of National Accounts of Humana, National Account Executive for CIGNA, Sales Manger for Mass Mutual Life Insurance and Employee Benefit Manager for ITT. Mr. Bay has served on the product, travel, membership committees of the National Association of Insurance Marketers for several years and the Board of Directors for two years. Mr. Bay majored in General Business with a minor in Economics at Oklahoma State University and served in the US Army Reserve for eights years.  Mr. Bay’s finance and management experience, as noted above, along with his educational background led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Thomas Quinn
Mr. Quinn has served as a member of the Board of Directors of the Company since September, 2010 and Hallmark since 2005. Mr. Quinn serves as Senior Vice President of Sales for Trover Solutions, an independent provider of outsourced insurance subrogation, claims recovery and cost containment solutions for the healthcare payor and property and casualty industries. Mr. Quinn has 30 years of experience in the healthcare and insurance industries, holding executive positions at Staff Builders, Inc., Olsten Health Services and DeHayes Consulting Group, E.F. Hutton Healthcare and DeHayes Consulting Group. Mr. Quinn has served on the board of directors of two publicly traded companies, LaserSight and AdventRx and currently sits on the boards of several private healthcare companies. He was also on the Board of Trustees of Lynn University in Boca Raton. Mr. Quinn holds a Bachelors of Science Degree from the University of Pittsburgh.  Mr. Quinn’s insurance and management experience, as noted above, led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Jerome (Jerry) Giambalvo
Mr. Giambalvo has served as a member of the Board of Directors of the Company since September, 2010 and Hallmark since 2006. Mr. Giambalvo is currently an Independent Benefits Consultant and has been retained by Idearc Media for benefits design, administration and communications consulting. His 39 year career has been exclusively in Human Resources positions including labor relations consulting, generalist positions at increasing levels through the Assistant Vice President level at the former Contel Telephone. He has extensive experience in employee benefit positions including design and administration. He retired in 2007 from Verizon Communications as the Director of Health and Welfare Delivery, having been responsible for the on-going enrollment, administration and delivery of medical, dental, life, and LTD insurances, flexible spending accounts, COBRA and other ancillary benefits to over 350,000 active employees, retirees and their families.  Mr. Giambalvo is a graduate of the University of Texas, Austin and has taken graduate studies courses at Eastern Michigan University.  Mr. Giambalvo’s insurance and human resources experience, as noted above, led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Charles L. Wood
           Mr. Wood has served as a member of the Board of Directors of the Company since September 2010 and Hallmark since 2008.  At retirement in December 2007, he was Group Executive with over twenty years management experience at Unitrin, Inc. (NYSE:UTR).  His Unitrin experience included: President, United Insurance Company of America (top three home service life insurance companies) and President, United Insurance Company of America - Group Medical Insurance Division in Los Angeles.  He was Group Executive for the following Unitrin companies: Unitrin Direct (top five P&C auto/homeowners direct distribution companies); Pyramid Life Insurance Company (under Mr. Wood‘s corporate leadership when sold to Ceres in 1997); Reserve Life Insurance Company (acquired in 1999 by Unitrin and remained under Mr. Wood’s corporate leadership until his retirement);  and Fireside Bank, a leading regional auto finance bank in California.  Mr. Wood serves or has served on the board’s of: Advanced Headache Intervention, Inc.; California Life and Health Association; Deprenyl Animal Health, Inc. (DAHI:NASD); Insure Jewelry Now, Inc.; NEC Electronics of America; and Xcyte, Inc. Mr. Wood was the Founder and President of Xcyte, Inc., the first radio frequency highway toll collection company.  Mr. Wood’s international management experience included living for two years in Hong Kong and two years in Singapore while managing two Teledyne, Inc. high technology manufacturing companies.  He holds both Life & Health and Property & Casualty insurance licenses in Illinois. Mr. Wood received an MBA from Pepperdine University and a BS in BA from Youngstown State University, in Ohio.  Mr. Wood’s insurance and management experience, as noted above, led the Company to the conclusion that he should serve as director, in light of the Company’s business and structure.

Board of Directors and Officers

Each director is elected until the Company’s next annual meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board. The Board may also appoint additional directors up to the maximum number permitted under the Company’s by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

The Company’s Board held no formal meetings during the 12 month period ended June 30, 2010.  All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  The Company does not presently have a policy regarding director attendance at meetings.

            Each executive officer serves at the discretion of the Board and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with the Company’s articles of incorporation and by-laws.

Messrs. Bay, Quinn, Giambalvo and Wood as members of the Company’s Board are considered independent directors under the listing standards of NASDAQ, even though such definition does not currently apply to the Company because it is not listed on NASDAQ.

Board Committees

The Board does not currently have a standing audit, nominating or compensation committees, or committees performing similar functions.  The Company believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by its Board.  The Company does not have an audit, nominating or compensation committee charter as it does not currently have such committees.  The Company does not have a policy for electing members to the Board.

The Company expects its Board, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. In the absence of a separately constituted audit committee, the entire Board acts as the audit committee. The Company intends to appoint such persons to committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although the Company is not required to comply with such requirements until it seeks listing on a national securities exchange.

Code of Ethics

The Company has not adopted a Code of Ethics due to the limited activity of the Company until its share exchange transaction with Hallmark. The Company intends to adopt a Code of Ethics in the future.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to it, the Company believes that during fiscal year ended June 30, 2010 all Reporting Persons complied with all applicable filing requirements except as follows: Dana Hyde failed to file a Form 4 and Brian Leftwich filed a late Form 3.

Item 11.	Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2009 and 2008 by Hallmark’s Chief Executive Officer. Hallmark does not have a Chief Financial Officer:

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Tom Willis	2009	0	0	0	0	0	0	0	0

Chief Executive Officer	2008	21,000	0	0	0	0	0	0	21,000
________

(1)	The information is provided for each fiscal year of Hallmark which begins on January 1 and ends on December 31.

Dana Hyde, the Company’s former officer and director did not receive any compensation for her services.

Option Plan

Currently there is no stock option plan. The Company intends to implement a stock option plan to attract and retain employees.

Director Compensation

No compensation was paid by either Hallmark during year ended December 31, 2009 or the Company during year ended June 30, 2010. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreements

Hallmark has not entered into a formal written employment agreement with any of its executive officers, however, it intends to enter into a written employment agreement with Thomas Willis, its Chief Executive Officer and Chief Financial Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company’s current officers and directors; and (iii) the Company’s current officers and directors as a group.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security.  A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date.  Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.  The table below is based on 7,820,820 shares of Common Stock of the Company outstanding as of September 15, 2010.

Except as otherwise noted, the address of the referenced individual is c/o Hallmark Human Resources, Inc., 3107 Fall Creek Highway, Granbury, Texas 76049.

	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

	Thomas Willis (1)(2)	2,760,550	35.3%

	Brian Leftwich (1)(3)	2,821,809	34.2%

	Wayne Bay (1)	238,833	3.1%

	Thomas Quinn (1)	213,833	2.7%

	Jerome Giambalvo (1)	71,333	*

	Charles Wood (1)	0	*

	Steven Aupperle (1)	272,833	3.5%

	Delena Willis (1)(2)	378,083	4.8%

_________________	All Executive Officers and Directors as a group	7,184,476	87.1%
(1)	Indicates director.

(2)	Indicates officer.

(3)
Includes 277,200 shares of Common Stock issuable upon the conversion of a convertible debenture held by Dobyville HR, LLC and 150,000 shares of Common Stock issuable upon the conversion of a loan made by Imperial Investments, LLC.  Mr. Leftwich is the sole member of each of Dobyville HR, LLC and Imperial Investments, LLC.

*	Less than 1.0%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company's policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on the Company’s experience in the business sectors in which it operates and the terms of its transactions with unaffiliated third parties, it believes that all of the transactions described below met this policy standard at the time they occurred.

Great Spirits, Inc.

As previously reported in the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2010, on June 14, 2010, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Hallmark and the beneficial holders thereof (the “Hallmark Shareholders”) which sets forth the terms and conditions of the business combination of the Company and Hallmark in which the Company agreed, subject to closing conditions, to issue 5,187,944 shares of Common Stock to the Hallmark Shareholders in exchange for all the outstanding common stock of Hallmark, and Hallmark will become a consolidated subsidiary of the Company. In connection with the transaction, Brian Leftwich, the principal stockholder, Chief Executive Officer, and sole director of the Company agreed to retire all but approximately 2,382,876 shares of his common stock of the Company. On August 6, 2010, the share exchange and related transactions contemplated by the Exchange Agreement were completed. Mr. Leftwich was formerly a stockholder of Hallmark and currently serves on both the board of directors of Hallmark and the Company.

Hallmark Human Resources, Inc.

On July 11, 2008, Hallmark entered into a convertible debenture (the “Debenture”) in the principal amount of $277,200 with Dobyville HR, LLC (“Dobyville”). Mr. Leftwich is the sole member of Dobyville. Principal under the Debenture is payable in 48 monthly installments of $10,416.66 beginning with the full funding of the Debenture, which to date has not occurred.  The Debenture bears interest at 10% per annum, payable each month.  As a result of an oral agreement of Hallmark and Dobyville, the Debenture is convertible, at the option of Dobyville, into shares of Common Stock of the Company at a conversion price of $1.00 subject to certain adjustments. Neither payment of principal nor interest has been made under the Debenture.

On January 5, 2009, Hallmark and Imperial Investments LLC (“Imperial”) entered into a 30 day loan in the principal amount of $150,000 bearing interest at 12% per annum. In connection with the loan, 4,000 shares of common stock of Hallmark were issued to an unrelated party. Hallmark and Imperial orally agreed that the principal is convertible, at the option of Imperial, into shares of Common Stock of the Company at a conversion price of $1.00. Neither payment of principal nor interest has been made under the loan.

Item 14.	Principal Accounting Fees and Services

The Company’s independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $4,500 for the year ended June 30, 2010 and $7,500 for the year ended June 30, 2009 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

The Company does not have an audit committee and as a result its Board of Directors performs the duties of an audit committee. The Company’s Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.
.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
	(1)	The financial statements listed in the Index to Financial Statements are filed as part of this report
	(2)	List of Exhibits
See Index to Exhibits in paragraph (b) below.
The Exhibits are filed with or incorporated by reference in this report.
(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of incorporation of the Company incorporated by reference to Exhibit 3.1 to the Form SB-2 filed with the Securities and Exchange Commission on November 1, 2007

3.2(a)	By-Laws of the Company incorporated by reference to Exhibit 3.1 to the Form SB-2 filed with the Securities and Exchange Commission on November 1, 2007

3.2(b)	Amendment to By-Laws of the Company incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 26, 2010

21.1*	Subsidiaries of the Company

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT SPIRITS, INC.

By:	/s/ Thomas Willis
Thomas Willis
Chief Executive Officer

Dated:	September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Willis	Chief Executive	September 28, 2010
Thomas Willis	Officer and Chairman of the
Board of Directors
(Principal Executive
Officer)

/s/ Thomas Willis	Chief Financial Officer	September 28, 2010
Thomas Willis	(Principal Financial and Accounting
Officer)

/s/ Brian Leftwich	Director	September 28, 2010
Brian Leftwich

/s/ Wayne Bay	Director	September 28, 2010
Wayne Bay

/s/ Thomas Quinn	Director	September 28, 2010
Thomas Quinn

/s/ Jerome Giambalvo	Director	September 28, 2010
Jerome Giambalvo

/s/ Charles Wood	Director	September 28, 2010
Charles Wood

/s/ Steven Aupperle	Director	September 28, 2010
Steven Aupperle

/s/ Delena Willis	Director	September 28, 2010
Delena Willis

Great Spirits, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

The Year Ended June 30, 2010 and 2009
and
the Period September 26, 2005 (Inception) Through June 30, 2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Great Spirits, Inc.
Granbury, Texas

I have audited the accompanying balance sheets of Great Spirits, Inc. (a development stage company) as of June 30, 2010 and 2009, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Spirits, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from September 26, 2005 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 17, 2010	RONALD R. CHADWICK, P.C.

GREAT SPIRITS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

Current assets
Cash	$-	$1,543
Total current assets	-	1,543

Total Assets	$-	$1,543

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$7,649
Note payable		4,500
Interest payable		38
Officer advances		65
Total current liabilties	-	12,252

Total Liabilities	-	12,252

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,248,020 shares issued and outstanding	8,248	8,248
Additional paid in capital	44,214	33,437
Deficit accumulated during the dev. stage	(52,462)	(52,394)

Total Stockholders' Equity	-	(10,709)

Total Liabilities and Stockholders' Equity	$-	$1,543

The accompanying notes are an integral part of the financial statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Sept. 26, 2005
			(Inception)
	Year Ended	Year Ended	Through
	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	-	14,499	49,356
	-	14,499	49,356

Gain (loss) from operations	-	(14,499)	(49,356)

Other income (expense):
Interest expense	(68)	(3,038)	(3,106)

Income (loss) before
provision for income taxes	(68)	(17,537)	(52,462)

Provision for income tax	-	-	-

Net income (loss)	$(68)	$(17,537)	$(52,462)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,248,020	8,248,020

The accompanying notes are an integral part of the financial statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at June 30, 2008	8,248,020	$8,248	$33,437	$(34,857)	$6,828

Net income (loss) for the year				(17,537)	(17,537)

Balances at June 30, 2009	8,248,020	$8,248	$33,437	$(52,394)	$(10,709)

Paid in capital			10,777		10,777

Net income (loss) for the year				(68)	(68)

Balances at June 30, 2010	8,248,020	$8,248	$44,214	$(52,462)	$-

The accompanying notes are an integral part of the financial statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

			Period From
			Sept. 26, 2005
			(Inception)
	Year Ended	Year Ended	Through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(68)	$(17,537)	$(52,462)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			7,500
Interest accretion		3,000	3,000
Accounts payable	(7,649)	5,412
Interest payable	(38)	38
Net cash provided by (used for)
operating activities	(7,755)	(9,087)	(41,962)

Cash Flows From Investing Activities:
Officer advances - net	(65)	-
Net cash provided by (used for)
investing activities	(65)	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

GREAT SPIRITS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

(Continued From Previous Page)

			Period From
			Sept. 26, 2005
			(Inception)
	Year Ended	Year Ended	Through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows From Financing Activities:
Notes payable - borrowings		1,500	1,500
Notes payable - payments	(4,500)		(4,500)
Sales of common stock			45,251
Deferred offering costs			(11,066)
Paid in capital	10,777		10,777
Net cash provided by (used for)
financing activities	6,277	1,500	41,962

Net Increase (Decrease) In Cash	(1,543)	(7,587)	-

Cash At The Beginning Of The Period	1,543	9,130	-

Cash At The End Of The Period	$-	$1,543	$-

Schedule Of Non-Cash Investing And Financing Activities

Compensatory stock issuances	$-	$-	$7,500

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Year Ended June 30, 2010 and 2009 and
the Period September 26, 2005 (Inception) Through June 30, 2010

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

Effective October 20, 2009 the Company’s inactive subsidiary Rocky Mountain Distilleries, Inc. was spun off from Great Spirits, Inc. Rocky Mountain Distilleries, Inc. was incorporated as a Colorado corporation on September 26, 2005 and was acquired by the Company in a common control acquisition in September 2006. The Company declared a dividend of the 824,820 common shares of Rocky Mountain Distilleries, Inc. held by Great Spirits, Inc., and then distributed to each Great Spirits, Inc. shareholder one common share of Rocky Mountain Distilleries, Inc. for each ten shares of Great Spirits, Inc. held by the shareholder. This resulted in a distribution of 824,820 Rocky Mountain Distilleries, Inc. common shares, after which Rocky Mountain Distilleries, Inc. was no longer a subsidiary of Great Spirits, Inc. The accompanying balance sheet at June 30, 2009 represents the consolidated financial position of both companies, with all intercompany accounts eliminated. The June 30, 2010 balance sheet is that of Great Spirits, Inc. subsequent to spinning off Rocky Mountain Distilleries, Inc. No operations were conducted in Rocky Mountain Distilleries, Inc. in 2010 or 2009.

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

Great Spirits, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Year Ended June 30, 2010 and 2009 and
the Period September 26, 2005 (Inception) Through June 30, 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE
The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at June 30, 2010 and 2009.

REVENUE RECOGNITION
The Company intends to produce and market vodka. The revenue is recognized when the product is delivered. As of  June 30, 2010 and 2009 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company has authorized 50,000,000 shares of $.001 par value common stock.  At June 30, 2010 and 2009 the Company had 8,248,020 common shares outstanding.

The Company has authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of June 30, 2010 and 2009.

Great Spirits, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Year Ended June 30, 2010 and 2009 and
the Period September 26, 2005 (Inception) Through June 30, 2010

Note 5 -  Note Payable

The Company at June 30, 2009 had an outstanding note payable for $4,500 to an individual, unsecured, bearing an interest rate at 6% per annum and due on demand. The note was retired in 2010. Interest expense under the note for the years ended June 30, 2010 and 2009 was $68 and $3,038 respectively with accrued interest payable of $38 at June 30, 2009.

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At June 30, 2010 and 2009, the Company had approximately $52,462 and $52,394 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $10,500 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended June 30, 2010 and 2009 was approximately $14 and $3,507.
.