Form 10-Q
period 2010-09-30
Great Spirits Inc
filed 2010-11-15
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

   For the transition period from ______ to ______

Commission File Number: 0-52997

GREAT SPIRITS, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-5572519
(State of incorporation)	(I.R.S. Employer Identification No.)

3107 Fall Creek Highway, Granbury, Texas 76049
(Address of principal executive offices)

(817) 326-0295
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 5, 2010 was 7,820,820.

FORM 10-Q

Great Spirits, Inc.

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

Great Spirits, Inc.
Consolidated Balance Sheets - September 30, 2010 and
June 30, 2010

ASSETS
	Unaudited September 30, 2010	Unaudited June 30, 2010
Current assets:
Cash and cash equivalents	$62,827	$66,052
Accounts receivable	-	-
Other current assets	14,748	7,379
Total current assets	77,575	73,431

Property and equipment	54,338	57,788
Intangible assets	50,000	50,000
	104,338	107,788
Accumulated depreciation and amortization	(75,006)	(75,006)
	29,332	32,782

Other assets:	-	580

Total assets	$106,908	$106,793

LIABILITIES

Current liabilities:
Accounts payable	24,546	39,430
Notes payable	33,542	33,542
Current portion of long-term debt - related parties	427,200	427,200
Current portion of long-term debt	150,000	150,000
Line of credit	49,915	49,915
Due shareholder	65,879	33,522
Other current liabilities	108,885	98,957
Total current liabilities	859,967	832,566

Noncurrrent liabilities:
None	-	-

Total liabilities	859,967	832,566

Stockholders equity:
Preferred stock, $.10 par value;
1,000,000 shares authoriezed;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
7,820,820 and 8,248,020 shares issued and outstanding, respectively	7,821	8,248
Additional paid-in capital	982,398	981,971
Retained earnings	(1,743,278)	(1,715,992)
Total stockholders' equity	(753,059)	(725,773)

Total liabilities and stockholders equity	$106,908	$106,793

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
Consolidated Statements of Operations

	Unaudited Three Months Ended September 30, 2010	Unaudited Three Months Ended September 30, 2009

Revenues	$307,751	$443,818
Direct Payroll cost	(242,100)	(332,827)
Payroll taxes, benefits and workers' compensation costs	(51,976)	(73,372)
Net Revenues	13,675	37,619

Operating expenses:
Salaries, wages and payroll taxes	6,911	14,592
Travel and entertainment	841	1,889
Rent	780	780
Professional fees	20,272	22,065
License fees	2,098	1,295
Supplies and data processing	958	1,727
Dues and subscriptions	-	-
Office expense, including telephone and utilities	795	492
Insurance	-	-
Commissions	-	749
Bank charges	148	429
Vehicle expense	2,516	-
Interest expense	5,557	10,059
Depreciation and amortization	-	-
Other expenses	85	221
	40,961	54,298
Net income (loss) from
Operating income	(27,286)	(16,679)

Income tax expense	-	-

Net income from	$(27,286)	$(16,679)
continuing operations

Loss from discontinued operations	$-	$(316,331)

Net income (loss)	$(27,286)	$(333,010)

Net income (loss) per share
(Basic and fully diluted)	$(0.003)	$(0.040)

Weighted average number of
common shares outstanding	8,248,020	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
Consolidated Statements of Cash Flows

	Unaudited Three Months Ended September 30, 2010	Unaudited Three Months Ended September 30, 2009
Cash flows from operating activities:
Net Income	$(27,286)	$(16,679)

Depreciation and amortization	-	-

Changes in operating assets and liabilities:
Change in other assets	(115,294)	600
Change in accounts payable	(53,010)	(2,451)
Change in line of credit	22,415	-
Change in other liabilities	(13,996)	(17,950)
	(159,885)	(19,801)

Other adjustments - note write off	-	480,670

Net cash provided by operating activities	(187,171)	(36,480)

Net cash from financing activities:
Notes payable	118,067	(480,670)
Amounts due shareholders	65,879	-
	183,946	(480,670)

Net increase in cash	(3,225)	(36,480)

Cash at beginning of period	66,052	85,150

Cash at end of period	$62,827	$48,670

See Accompanying Notes To These Unaudited Financial Statements.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 1 – DESCRIPTION OF BUSINESS ORGANIZATION AND OPERATIONS

ORGANIZATION

Great Spirits, Inc. (“Great Spirits”) was incorporated as a holding company in the State of Colorado on August 31, 2006.

Until October 20, 2009, Great Spirits was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. (“Rocky Mountain”).

On October 20, 2009, Brian Leftwich acquired approximately 97% of the outstanding common stock from Great Spirits’s founder and other stockholders for cash consideration in the net aggregate amount of $190,000.  In connection with the acquisition by Mr. Leftwich, Great Spirits spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  The spin off was accomplished by declaring a dividend of the 824,820 shares of common stock of Rocky Mountain held by it and distributing to each of Great Spirits’s shareholders as of October 19, 2009, one share of common stock of Rocky Mountain for each ten shares of our common stock held by the shareholder. This resulted in a distribution of 824,820 Rocky Mountain shares, after which Rocky Mountain was no longer a subsidiary of ours.

On August 6, 2010, Great Spirits completed a share exchange with Hallmark Human Resources, Inc. (“Hallmark”) and the beneficial holders thereof (“Hallmark Shareholders”) as a result of which Hallmark became a wholly owned subsidiary of Great Spirits and the business of Hallmark became the sole business of Great Spirits by virtue of the issuance of 5,187,944 shares of Great Spirits’s common stock to the Hallmark Shareholders in exchange for all the outstanding common stock of Hallmark and other related transactions.

The share exchange has been treated as a reverse merger and a recapitalization of Hallmark for reporting purposes.   On August 6, 2010, prior to the share exchange, Great Spirits had no assets or liabilities.

Unless the context indicates otherwise, references to the “Company” refer to Great Spirits, Inc. and its direct and indirect subsidiaries.

DESCRIPTION OF BUSINESS

The Company is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee performance management, and employee training and development.

The Company provides its comprehensive service by entering into a co-employment relationship with its clients, under which the Company and its clients each take responsibility for certain portions of the employer-employee relationship. The Company and its clients designate each party’s responsibilities through its Clients Services Agreement (“CSA”), under which the Company becomes the employer of its worksite employees for most administrative and regulatory purposes.

As a co-employer of its worksite employees, the Company assumes most of the rights and obligations associated with being an employer. The Company enters into an employment agreement with each worksite employee, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels. Typically, the Company only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance. The responsibilities associated with the Company’s role as employer include the following obligations with regard to its worksite employees: (i) to compensate its worksite employees through wages and salaries; (ii) to pay the employer portion of payroll-related taxes; (iii) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (iv) to provide employee benefit programs; and (v) to provide workers’ compensation insurance coverage.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

In addition to its assumption of employer status for its worksite employees, the Company’s comprehensive service also includes other human resource functions for its clients to support the effective and efficient use of personnel in their business operations. To provide these functions, the Company maintains a staff of professionals trained in a wide variety of human resource functions, including employee training, employee performance management, employee compensation, and employer liability management. These professionals interact and consult with clients on an ongoing basis to help identify each client’s service requirements and to ensure that the Company is providing appropriate and timely personnel management services.

The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2008, the revenues from the Company’s California market represented 25% of its total revenues.  During 2009, the California market continued to decline, and in September 2009, the Company closed its California location and ceased operations in that division.  Its investment in the California division was written off in 2009 and the related acquisition loan was modified and released.

For the three months ended September 30, 2010 and 2009, the revenues from the Company’s Alabama market represented 85% and 50%, while revenues from the Company’s Texas markets represented 10% and 8%, of the Company’s total revenues, respectively.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with Hallmark’s audited consolidated financial statements for the year ended December 31, 2009.  The Company’s Consolidated Balance Sheet at September 30, 2010 and June 30, 2010, and the Consolidated Statements of Operations, and Cash Flows for the three months ended September 30, 2010 and 2009, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.  The Company has evaluated subsequent events through the time these financial statements were available to be issued and have disclosed any material subsequent events.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

The following are summarized accounting policies considered to be significant by the Company's management:

  PRINCIPLES OF CONSOLIDATION

The consolidated financials statements include the accounts of Hallmark and its wholly owned subsidiaries PAS Services, Inc. (“PAS”), Global Administrative Services, Inc., Global Administrative Services II, Inc., and Global ASO, Inc. (such wholly owned Global subsidiaries collectively referred to as the “Global Entities”). All material intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

The Company uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from those estimates.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

REVENUE AND DIRECT COST RECOGNITION

The Company’s accounting for revenue is in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. The Company’s revenues are derived from its revenues, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The revenues are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of revenues, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets.

In determining the pricing of the markup component of the revenues  the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s revenues.

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and worker’s compensation insurance costs.

SEGMENT REPORTING

The Company operates in one reportable segment under ASC 280, Segment Reporting.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

  CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash represents cash on hand and in banks with maturities of less than ninety days.  Amounts reported in the consolidated balance sheets approximate fair value.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented in the consolidated financial statements net of estimated uncollectible amounts.  The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of September 30, 2010 and June 30, 2010 the allowance for doubtful accounts was $-0-.  The Company generally requires clients to pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, the Company generally does not require collateral.  Amounts reported in the consolidated balance sheets approximate fair value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method (3 – 10 years). Property and equipment in excess of $500 that are purchased are recorded at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the useful lives of the assets are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts, and any gain or loss is reflected in operations.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

The Company periodically evaluates its long-lived assets for financial impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of the Company’s long lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are subject to the provisions of ASC 350-10, Intangibles – Goodwill and Other, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  The Company performs this impairment test by first comparing the fair value of its reporting units to their carrying amount.  If an indicator of impairment exists based upon comparing the fair value of its reporting units to their carrying amount, the Company would then compare the implied fair value of its goodwill to the carrying amount in order to determine the amount of impairment, if any.  As of December 31, 2009, the Company determined that the remaining goodwill balance of $218,513 was impaired.  Therefore, this amount was recorded as an impairment loss on the consolidated statements of operations for the year ended December 31, 2009.  See NOTE 5 for additional details.

The July and December 2007 acquisitions of PAS Services, Inc. and the Global Entities included goodwill in the purchase price. See NOTE 5 for additional details.

In relation to the purchase of the Global Entities, the Company entered into a non-compete agreement with the former owners for a period of five years. ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives.  Therefore, this agreement is being amortized over a period of five years beginning in January 2008.  Estimated amortization expense for this agreement is expected to be $10,000 for each of the years ending June 30, 2011 and 2012.  See NOTE 4 for additional details.

WORKERS’ COMPENSATION COSTS

The Company’s workers’ compensation coverage is currently provided through Zurich and Texas Mutual Insurance Companies. Under these arrangements the Company bears no risk as all plans are fully insured with a zero dollar deductible.  Zurich and Texas Mutual has the responsibility to pay all claims incurred under the policy.

Workers’ compensation coverage for the Alabama companies is billed to clients at the highest rate calculated, prior to any allowed discounts.  As the money is collected, it is credited to a liability account and held in reserve until the audit of the account in the subsequent year.  Any unused funds after the audit is completed are retained by the Company.

Because the Company bears no economic burden, all insurance premiums collected are remitted to the respective insurance company on a monthly basis.

HEALTH INSURANCE COSTS

The Company provides group health insurance coverage to its worksite employees through Continental American Insurance Company.

  STOCK-BASED COMPENSATION

The Company does not have any formal stock-based compensation plans.

ADVERTISING

The Company expenses all advertising costs as incurred.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

  INCOME TAXES

The Company’s accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes, which requires the use of the “liability method” of accounting for income taxes.  Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the year’s income taxable for income tax reporting purposes.

The Company recognizes and discloses its tax positions in accordance with ASC 740, which requires the disclosure of uncertain tax positions and related penalties and interest recognized in the financial statements.  The Company has not maintained any tax positions which it believes would not be reasonably sustainable upon examination by a taxing authority.  Accordingly, no related penalties or interest were recognized in the consolidated financial statements.  Federal tax returns for the years ended December 31, 2007, 2008, and 2009 and State tax returns for the years ended December 31, 2006, 2007, 2008, and 2009 are still subject to examination.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

EARNINGS PER SHARE

The Company’s accounting for earnings per share is in accordance with ASC 260-10, Earnings per Share.  The Company only has basic earnings per share; as diluted earnings per share is not applicable to the Company due to losses from operations.  Basic earnings per share is calculated by taking net income for the period and divided by the weighted average number of common share outstanding for the period.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

During the year ended December 31, 2009 of Hallmark, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on its consolidated financial statements.

•
Revised guidance on business combinations that establishes principles and requirements for recognizing and measuring the identifiable assets acquired (including goodwill), liabilities assumed, and non-controlling interests, if any, acquired in a business combination.  This guidance also requires that acquisition-related costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred.

•
Guidance on subsequent events that establishes standards related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements.

•
Guidance on determination of the useful life of intangible assets that amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset.

•	Updates to authoritative standards that provide additional application guidance and enhance disclosures regarding fair value measurements.

•
Guidance that establishes the FASB Accounting Standards Codification (the “Codification”).  The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP and supersedes all previously existing accounting standards.  This adoption changed certain disclosure references to U.S. GAAP.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are expected to have, a material effect on the Company’s consolidated financial statements.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

  NOTE 3 – LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following:

Description	September 30, 2010	June 30, 2010

Loan payable to an LLC, owned by a Company board member related to funding for future acquisitions. Originally a 30 day note, the loan has not yet been repaid, and is being carried forward month to month. The loan accrues interest of 1% per month or $1,500 per month, and a bonus of 4,000 shares of Hallmark Human Resources stock was previously issued. The loan amount is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.	$150,000	$150,000

Secured, convertible debenture, payable to an LLC, owned by a Company board member, related to funding for future acquisitions. Repayment is set to begin at an amount of $10,417 once the funding of $500,000 is obtained. As of September 30, 2010, full funding has not been obtained and only interest has been paid. Interest rate is 10%. There is an option to redeem stock in an amount equal to the principal amount plus any unpaid interest with three business days notice. The debenture is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.	277,200	277,200

Note payable to an unrelated entity due on Nov. 11, 2010 bearing an interest rate of 12% per annum. The interest increases to 18% if not paid by Nov. 11, 2010. The note has not yet been repaid.	150,000	150,000

Two notes payable to two individuals related to the purchase of the Global Entities, payable in monthly installments of $4,000 and $2,515, including interest at 9.6% and 8.1%, respectively, through April 1, 2010, unsecured. The notes have not yet been repaid.	33,542	33,542

Total Long-Term Debt	610,742	610,742

Less: Current portion of long-term debt	(610,742)	(610,742)

Long-Term Debt, net of current portion	$-0-	$-0-

All of the long-term debt is current as of September 30, 2010 and June 30, 2010 due to the Company subsequent defaulting on the debt.  See NOTE 11 for additional details.

The Company has a line of credit in the amount of $50,000 bearing interest at 6.25%.  The Company had borrowings of $49,915 and $49,915 on this line of credit at September 30, 2010 and June 30, 2010, respectively.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying amount and accumulated amortization for the intangible asset and goodwill.

	September 30, 2010		June 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Asset:
Non-compete agreement	$50,000	$(22,500)	$50,000	$(20,000)
Goodwill	-0-	-0-	-0-	-0-

Total Goodwill and Intangible Asset	$50,000	$(22,500)	$50,000	$(20,000)

Estimated amortization expense for the non-compete agreement is expected to be $10,000 for each of the years ending December 31, 2010, 2011 and 2012.

NOTE 5 – PAST ACQUISITIONS

On July 1, 2007, Hallmark acquired 100% of the assets of PAS, a California-based PEO. The purchase price consisted of $200,000 in cash and issuance of a $900,000 note payable, plus the assumption of certain liabilities.  The estimated fair values of the net assets of this company approximated book value at the time purchase and did not result in any identified other intangible assets. At December 31, 2007, goodwill (deductible for tax purposes) from this transaction was $837,028 and net equity acquired was $119,921.  In September 2009, PAS ceased operations.  Therefore, the related goodwill and equity was written off at that time. The loss from discontinued operations was $316,331.

On December 1, 2007, Hallmark acquired 100% of the assets of the Global Entities, an Alabama-based PEO. The purchase price consisted of $100,000 in cash and issuance of two $100,000 notes payable.  The estimated fair values of the net assets of this company approximated book value at the time purchase and did not result in any identified other intangible assets. At December 31, 2007, goodwill (deductible for tax purposes) from this transaction was $218,513 and net equity acquired was $51,487.  The related goodwill of $218,513 was considered impaired and was written off as of December 31, 2009.

NOTE 6 - OPERATING LEASES

The Company leased its facilities under a non-cancelable operating lease, which terminated December 31, 2009.  They are currently in the same facilities on a month to month lease, paying monthly rent of $780.

NOTE 7 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting length of service requirements.  Employees can elect to defer the maximum allowable by law under I.R.C. Section 402(g) to the Plan.  The Company may make discretionary matching contributions.  The Company’s discretionary matching contributions were less than $1,000 for each of the three months ended September 30, 2010 and 2009.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 8 – MAJOR CUSTOMERS

For the three months ended September 30, 2010 and 2009, the Company had three major customers, services to which approximated 55.4% and 70.3%, respectively, of the Company’s total revenues.

NOTE 9 – DISCONTINUED COMPONENT OF BUSINESS

In September 2009, PAS, a California-based PEO ceased operations.  Following is a summary of its operations for the three months ended September 30, 2010 and 2009.

	September 30, 2010	June 30, 2010

Revenues, net	$-0-	$7,382
Expenses, excluding intercompany management fees	-0-	(16,175)

Income (Loss) from Operations	$-0-	$(8,793)

NOTE 10 – CONTINGENCIES

During 2009, the Company signed an escrow agreement with a third party and transferred $150,000 into an escrow account with an agent for the purpose of obtaining additional funding.  This third party subsequently absconded with $147,000 of the remaining funds.  On November 12, 2009, a law suit was filed in a New York court against this third party in an effort to have those monies refunded.  The Company has been notified in a decision dated June 30, 2010, that they have been awarded damages in the amount of $465,000 and legal fees in the amount of $29,137.  The Company has expressed doubt of the collectability of the judgment and therefore this $147,000 has been written off as a financing fee in other expenses within the consolidated statements of operations during the fourth quarter of year 2009.

NOTE 11 – SUBSEQUENT EVENTS AND GOING CONCERN ISSUES

DATE OF MANAGEMENT EVALUATION

Management has evaluated subsequent events through November 15, 2010, the date on which the financial statements were available to be issued.

LOAN DEFAULT

On November 11, 2010, a note with an unrelated third party in the principal amount of $150,000 matured and the Company has not made the required payment of principal and interest. Accordingly, interest on such note increased to 18% per annum and the holder may declare the entire principal outstanding due and payable immediately.

GOING CONCERN ISSUES

As shown in the September 30, 2010 consolidated financial statements, the Company had negative net worth of $(753,059).  The Company is in default on its loan agreements, which, among other things, cause the balances to become due on demand and the lenders have the ability to call these loans in the immediate future.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Overview and History

We are a Colorado corporation. We were incorporated on August 31, 2006. Until October 20, 2009, we were a development stage company which proposed to distill and market to the public a premium-priced potato vodka through our then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. (“Rocky Mountain”).

On October 20, 2009, Brian Leftwich acquired approximately 97% of the outstanding common stock from our founder and other stockholders for cash consideration in the net aggregate amount of $190,000.  In connection with the acquisition by Mr. Leftwich, we spun off our existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  The spin off was accomplished by declaring a dividend of the 824,820 shares of common stock of Rocky Mountain held by us and distributing to each of our shareholders as of October 19, 2009, one share of common stock of Rocky Mountain for each ten shares of our common stock held by the shareholder. This resulted in a distribution of 824,820 Rocky Mountain shares, after which Rocky Mountain was no longer a subsidiary of ours.

       On August 6, 2010, we completed a share exchange with Hallmark Human Resources, Inc. (“Hallmark”) and the beneficial holders thereof (“Hallmark Shareholders”) as a result of which Hallmark became a wholly owned subsidiary of ours and the business of Hallmark became our sole business by virtue of the issuance of 5,187,944 shares of our common stock to the Hallmark Shareholders in exchange for all the outstanding common stock of Hallmark and other related transactions.

       The share exchange has been treated as a reverse merger and a recapitalization of Hallmark for reporting purposes.  On August 6, 2010, prior to the share exchange, we had no assets or liabilities.

       We are a PEO dedicated to providing high level human resource programs and services primarily to companies that have been previously unable to afford them. As a result of our distinctive structure and sales strategy, we are able to bring “Fortune 500” benefits to small and mid-sized companies, as well as provide traditional payroll, tax, record keeping and benefits administration, all at a cost reduction to self-administered programs. Our clients can focus on the “business of business” while we provide greatly enhanced human resource services. We currently provide PEO services to 24 companies.  We have approximately 200 worksite employees and is a licensed PEO in approximately 40 states.

       On July 1, 2007, Hallmark acquired 100% of the stock of PAS Services, Inc., ("PEO") a California-based PEO. The purchase price consisted of $200,000 in cash and issuance of a $900,000 note payable, plus the assumption of certain liabilities.  On December 1, 2007, Hallmark acquired 100% of the stock of Global Administrative Services, Inc., Global Administrative Services II, Inc., Global ASO, Inc., (collectively the “Global Entities”), an Alabama-based PEO. The purchase price consisted of $100,000 in cash and issuance of two $100,000 notes payable.  These businesses were acquired to compliment the Hallmark's ongoing operations.

       Our opportunities for long-term growth are accompanied by challenges and risks, particularly in the current recessionary environment.  Our results are influenced by economic factors not within our control, including general economic and business conditions and rates of unemployment.  Over the past year, these economic factors have had a negative impact on our client base and target market.

       These economic factors had a particularly significant impact on the operations of PAS.  As a result, we discontinued the operations of PAS in September 2009.  During the year ended December 31, 2009, PAS had income from operations of $62,728 before taxes and a $316,331 loss was recognized on the disposal of this discontinued component, resulting in a combined net loss of $271,480 before taxes.  The results of operations of PAS are included in Income (loss) from operations of discontinued component, but they are not otherwise included in our consolidated statements of operations for the three months  ended September 30, 2009.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 3207 Fall Creek Highway, Granbury, Texas 76049. Our telephone number is (817) 736-2900.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

   Principles of Consolidation. The consolidated financials statements include the accounts of Hallmark and its wholly owned subsidiaries PAS and the Global Entities. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. We use estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from those estimates.

Revenue and Direct Cost Recognition.  Our accounting for revenue is in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. Our revenues are derived from our gross billings which are based on (i) the payroll cost of our worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The revenues are invoiced concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our consolidated balance sheets.

In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our revenues.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our direct costs associated with our revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and worker’s compensation insurance costs.

Segment Reporting. We operate in one reportable segment under ASC 280, Segment Reporting.

Fair Value Of Financial Instruments. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, cash represents cash on hand and in banks with maturities of less than ninety days. Amounts reported in the consolidated balance sheets approximate fair value.

Accounts Receivable, Net Of Allowance For Doubtful Accounts. Accounts receivable is presented in the consolidated financial statements net of estimated uncollectible amounts.  We record an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of September 30, 2010 and June 30, 2010 the allowance for doubtful accounts was $-0.  We generally require clients to pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, we generally do not require collateral.  Amounts reported in the consolidated balance sheets approximate fair value.

Property and Equipment.  Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method (3 - 10 years). Property and equipment in excess of $500 that are purchased are recorded at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred.  Renewals and betterments which extend the useful lives of the assets are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts, and any gain or loss is reflected in operations.

We periodically evaluate our long-lived assets for financial impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of our long lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

Goodwill and Non-Compete.  Our goodwill and intangible assets are subject to the provisions of ASC 350-10, Intangibles – Goodwill and Other, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount.  If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of impairment, if any.  As of December 31, 2009, we determined that the remaining goodwill balance of $218,513 was impaired.  Therefore, this amount was recorded as an impairment loss on the consolidated statements of operations for the year ended December 31, 2009.  See Note 5 of our consolidated financial statements for the three months ended September 30, 2010 for additional details.

The July and December 2007 acquisitions of PAS and the Global Entities included goodwill in the purchase price. See Note 5 of our consolidated financial statements for the three months ended September 30, 2010 for additional details.

In relation to the purchase of the Global Entities, we entered into a non-compete agreement with the former owners for a period of five years. ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives.  Therefore, this agreement is being amortized over a period of five years beginning in January 2008.  Estimated amortization expense for this agreement is expected to be $10,000 for each of the years ending June 30, 2011 and 2012. See Note 4 of our consolidated financial statements for the three months ended September 30, 2010 for additional details.

Workers' Compensation Costs.  Our workers' compensation coverage is currently provided through Zurich and Texas Mutual Insurance Companies. Under these arrangements, we bear no risk as all plans are fully insured with a zero dollar deductible. Zurich and Texas Mutual have the responsibility to pay all claims incurred under the policy.

Workers’ compensation coverage for the Alabama companies is billed to clients at the highest rate calculated, prior to any allowed discounts.  As the money is collected, it is credited to a liability account and held in reserve until the audit of the account in the subsequent year.  Any unused funds after the audit is completed are retained by us.

As we bear no economic burden, all insurance premiums collected are remitted to the respective insurance company on a monthly basis.

Health Insurance Costs.  We provide group health insurance coverage to our worksite employees through Continental American Insurance Company.

Stock-Based Compensation. We do not have any formal stock-based compensation plans.

Advertising. We expense all advertising costs as incurred.

Income Taxes. Our accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes, which requires the use of the “liability method” of accounting for income taxes.  Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the year’s income taxable for income tax reporting purposes.

We recognize and disclose our tax positions in accordance with ASC 740, which requires the disclosure of uncertain tax positions and related penalties and interest recognized in the financial statements.  We have not maintained any tax positions which we believe would not be reasonably sustainable upon examination by a taxing authority.  Accordingly, no related penalties or interest were recognized in the consolidated financial statements.  Federal tax returns for the years ended December 31, 2007, 2008, and 2009 and State tax returns for the years ended December 31, 2006, 2007, 2008, and 2009 are still subject to examination.

Concentrations. Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade accounts receivable.

Earnings Per Share. Our accounting for earnings per share is in accordance with ASC 260-10, Earnings per Share.  We only have basic earnings per share; as diluted earnings per share are not applicable to us due to losses from operations.  Basic earnings per share is calculated by taking net income for the period and divided by the weighted average number of common share outstanding for the period.

Recently Issued Accounting Pronoucements

During the year ended December 31, 2009 of Hallmark, we adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on our consolidated financial statements.

•
Revised guidance on business combinations that establishes principles and requirements for recognizing and measuring the identifiable assets acquired (including goodwill), liabilities assumed, and non-controlling interests, if any, acquired in a business combination.  This guidance also requires that acquisition-related costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred.

•
Guidance on subsequent events that establishes standards related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements.

•
Guidance on determination of the useful life of intangible assets that amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset.

•	Updates to authoritative standards that provide additional application guidance and enhance disclosures regarding fair value measurements.

•
Guidance that establishes the FASB Accounting Standards Codification (the “Codification”).  The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP and supersedes all previously existing accounting standards.  This adoption changed certain disclosure references to U.S. GAAP.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are expected to have, a material effect on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain line items from our statement of operations:

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Revenues	$307,751	$443,818
Gross Profit	13,675	37,619
Operating Expenses	40,961	54,298
Operating Loss	(27,286)	(16,679)
Loss from Discontinued Operations	-	(316,331)
Net Loss	$(27,286)	$(333,010)

Revenues. Revenues decreased by $136,067, or 30.7%, from $443,818 during the three months ended September 30, 2010 to $307,751 for the three months ended September 30, 2010. The decrease was attributable to a reduction in the number of worksite employees due to the loss of certain clients, as well as employee lay-offs at retained clients, as a result of the general economic environment in California, Texas and Alabama.

The table below compares the number of PEO clients and the number of worksite employees at September 30, 2009 and 2010.

Period	Number of	Number of
	PEO Clients	Worksite Employees(4)

September 30, 2009	30(2)	226

September 30, 2010	24(3)	204
____________

(1)	During 2007, we consummated two acquisitions significantly expanding its client base. At December 31, 2007, we had 64 PEO clients.

(2)
At September 30, 2009, of our 30 PEO clients, 24 PEO clients were the same clients that we had at December 31, 2007 reflecting a retention rate of 37.5% of our PEO clients as of December 31, 2007.  The decrease in client retention was attributable to the general economic environment.

(3)
At September 30, 2010, of our 24 PEO clients, 19 PEO clients were the same clients that we had at December 31, 2007 reflecting a client retention rate of 25% of our PEO clients as of December 31, 2007.  The decrease in client retention was attributable to the general economic environment.

(4)
We do not track the number of worksite employees by our PEO clients.  Accordingly, we cannot determine the extent to which the decrease in the number worksite employees is attributable to the decrease in the number of PEO clients or workforce reductions by existing PEO clients.

Gross Profit.  Gross Profit, which is the excess of revenues over direct costs (payroll taxes, benefits, and workers compensation costs), decreased by $23,944, or 63.6%, from $37,619 for the three months ended September 30, 2009 to $13,675 for the three months ended September 30, 2010, and decreased as a percentage of gross billings from 8.5% for the three months ended September 30, 2009 to 4.4% for the three months ended September 30, 2010. The decrease in net revenues was attributable to the reduced gross billings and the loss of a higher margin client.

Operating Expenses.  Operating expenses decreased by $13,337, or 24.6%, to $40,961 for the three months ended September 30, 2010 as compared to $54,298 for the three months ended September 30, 2009, principally as a result of reduced salaries, payroll taxes and benefits, reduced interest expense partially offset by increased vehicle expense.

Operating Loss.  We experienced an operating loss of $27,286 for the three months ended September 30, 2010, compared to an operating loss of $16,679 for the three months ended September 30, 2009.

Net Loss.  Our net loss decreased from $333,010 for the three months ended September 30, 2009 to $27,286 for the three months ended September 30, 2010. In the three months ended September 30, 2009, we discontinued operations in California and had a charge to earnings of $316,331.

Liquidity and Capital Resources

At September 30, 2010 and June 30, 2010, we had a working capital deficiency of $782,392 and $759,135, respectively. To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act, available credit, and cash flow from operations.

In 2008, we issued a convertible debenture in the principal amount of $277,200 to an entity owned by a member of our board. The debenture bears interest at 10% per annum, payable each month and principal is payable in 48 installments of $10,416.66 beginning with the full funding of the debenture which never occurred. As a result of an oral agreement, the debenture is convertible, at the option of the holder, into shares of our common stock at a conversion price of $1.00 subject to certain adjustments. Neither payment of principal nor interested has been made under the debenture.

In 2009, we entered into a 30-day loan agreement from an entity owned by a member of our board in the principal amount of $150,000 bearing interest at 12% per annum. In connection with the loan 4,000 shares of Hallmark were issued to an unrelated entity (which upon the consummation of the share exchange was exchanged for 1,334 shares of our common stock). We have orally agreed with the lender that the principal is convertible at the option of the lender into our shares of common stock at a conversion price of $1.00. Neither payment of principal nor interest has been made under the loan.

Since the beginning of 2010, to finance shortfalls in operating cash, we have been relying on a line of credit, loans from directors and the issuance of a senior note. Our revolving line of credit provides us with a facility of up to $50,000 bearing interest at 6.25% and is due upon demand by the lender. We have been making monthly payments on the interest due thereunder.  As of September 30, 2010, $49,915 was outstanding under the line of credit. We have borrowed an aggregate of $64,000 from certain of our directors which is payable upon demand.  In addition, we have issued a senior note to an unrelated third party in the principal amount of $150,000 bearing interest at 12% per annum, increasing to 18% in the case of default. In connection with the issuance of the senior note, Hallmark issued 225,000 shares of its common stock (which upon the consummation of the share exchange was exchanged for 75,000 shares of our common stock). The senior note matured on November 11, 2010 and neither payment of principal nor interest has been made under the note.

We anticipate that we will need approximately $200,000 to finance shortfalls in operating cash through the end of 2010 and we do not presently have sufficient cash to repay the senior note. Since this note has matured, the holder may declare this note due and payable immediately. Additionally, we are in default of related party debt in the principal amount of $427,200 as well as a note in the principal amount of $33,542.

We are currently seeking funding to pay off outstanding debt and to fund the expansion of our operations. Accordingly, we will be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. No assurance can be made that funding will be available on terms acceptable to us, or at all.  In such event, our business, prospects, financial condition, and results of operations could be materially adversely affected.

          For the three months ended September 30, 2010, net cash used in operating activities was $(187,171), compared to $(36,480) for the three months ended September 30, 2009. Such increase was primarily attributable to the increased net loss, a reduction in accounts payables and an increase in other assets.

For the three months ended September 30, 2010, net cash provided by financing activities was $183,946 during the three months ended September 30, 2010, compared to net cash used in financing activities of $(480,670) during the three months ended September 30, 2010. During the three months ended September 30, 2010 we received cash from notes payable in the amount of $118,067 and advances from shareholders in the amount of $65,879. During the three months ended September 30, 2009, we wrote off a note in the amount of $480,670.

Our auditors have emphasized the uncertainty related to our ability to continue as a going concern. We intend to address our long term liquidity needs by expanding our operations through the acquisition of PEOs that have profitable operations and whose owners are seeking exit strategies. We believe that this is a unique time in the PEO industry. Many of the early PEO entrepreneurs are reaching or exceeding retirement age. They lack successful exit strategies. There are few potential buyers outside of the industry as it is a “hands on” business, not a passive investment. Together with the uncertainties of the economy, these factors combine to present an opportunity for rapid expansion through acquisitions. As a result of our public company status, investment in information technology, our management expertise, and our strategic relationships, we believe that we are well positioned to acquire several PEOs through a combination of stock, notes and cash, thereby offering these owners an exit strategy with substantial upside potential. We are actively seeking outside financing to fund the cash portion of any such purchases.

We have identified one or more acquisition candidates and have had discussions regarding acquisitions which we intend to consummate in the short term. Notwithstanding the foregoing, we have no binding agreements, arrangements, or understandings with respect to any such acquisitions at the date of this Report.

Impact of Inflation

Management believes that results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our clients.

Seasonality

We have not experienced any material seasonality in operations or business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, prospects, financial condition or operating results.

ITEM 1A. RISK FACTORS

       None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are currently in default of a convertible debenture in the principal amount of $277,200 and a convertible loan in the principal amount of $150,000. The lender in each case is an entity owned by a member of our board, Brian Leftwitch. As of November 15, 2010, total amount due for such related party debt is $427,200 plus interest of $30,780.

       We are also currently in default of two notes in the aggregate principal amount of $33,542.  As of November 15, 2010, total amount due for such notes is $33,542 plus interest and late payment fee of $6,785.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.  OTHER INFORMATION

                         None.

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

GREAT SPIRITS, INC.
Registrant
Dated: November 15, 2010
/a/ Thomas Willis
Thomas Willis Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer)