Form 10-Q/A
period 2010-09-30
Great Spirits Inc
filed 2010-12-17
CIK 1407412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Great Spirits, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Filing”), for the purpose  (1) to restate Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis and Plan of Operation, due to a computational error in the aggregation of accounting data; and (2) in response to certain comments received from the staff of the SEC reflecting the change in the Company’s fiscal year from June 30 to December 31.

For convenience and ease of reference, the Registrant is filing this Form 10-Q/A in its entirely with applicable changes.  Unless otherwise stated, all information contained in this amendment is as of November 15, 2010, the filing date of the Original Filing.  Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such date or modify or update these disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

FORM 10-Q/A

Great Spirits, Inc.

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

Great Spirits, Inc.
Consolidated Balance Sheets

ASSETS
	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Current assets:
Cash and cash equivalents	$62,827	$66,631
Prepaid expenses	23,444	46,816
Other current assets	3,780	3,277
Total current assets	90,051	116,724

Property and equipment	57,237	57,237
Less: accumulated depreciation	55,405	54,851
Net property and equipment	1,832	2,386

Other assets:
Deposits	-	17,692
Non-compete agreement, net of accumulated amortization	27,500	30,000
Total other assets	27,500	47,692
Total assets	$119,383	$166,802

LIABILITIES

Current liabilities:
Accounts payable	31,871	148,303
Accrued expenses	64,262	53,823
Line of credit	49,915	41,515
Due to shareholders	65,879	-
Other current liabilities	83,715	2,239
Current portion of long-term debt - related parties	427,200	402,450
Current portion of long-term debt	150,000	33,542
Total current liabilities	872,842	681,872

Long-Term liabilities:
Note payables, net of current portion	-	-
Total long-term liabilities	-	-

Total liabilities	872,842	681,872

Stockholders equity:
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
7,820,820 and 8,248,020 shares issued and outstanding, respectively	7,821	8,248
Additional paid-in capital	1,039,096	961,232
Retained earnings	(1,800,376)	(1,484,550)
Total stockholders' equity	(752,659)	(515,070)

Total liabilities and stockholders equity	$119,383	$166,802

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Revenues	$1,002,491	$1,840,890	$2,973,608	$7,463,919
Direct Payroll cost	(791,160)	(1,507,993)	(2,334,644)	(5,919,209)
Payroll taxes, benefits and workers' compensation costs	(159,117)	(280,296)	(517,455)	(1,149,208)
Net Revenues	52,214	52,601	121,509	395,502

Operating expenses:
Salaries, wages and payroll taxes	20,498	46,400	101,039	184,981
Travel and entertainment	1,859	3,445	13,853	22,505
Rent	2,681	7,736	7,903	25,891
Professional fees	54,585	13,395	189,121	50,470
License fees	6,572	2,785	1,643	9,526
Supplies and data processing	581	4,360	1,572	16,627
Dues and subscriptions	240	195	1,109	3,125
Office expense, including telephone and utilities	3,289	7,006	12,792	28,600
Insurance	310	3,394	6,982	5,518
Commissions	505	-	25,250	8,651
Bank charges	1,479	12,991	7,915	27,489
Vehicle expense	2,516	-	3,639	836
Interest expense	12,833	20,092	55,522	52,170
Depreciation and amortization	-	-	3,054	-
Other expenses	155	976	5,941	4,492
	108,103	122,775	437,335	440,881
Net income (loss) from
Operating income	(55,889)	(70,174)	(315,826)	(45,379)

Income tax expense	-	-	-	-

Net income from continuing operations	$(55,889)	$(70,174)	$(315,826)	$(45,379)

Loss from discontinued operations	$-	$(316,331)	$-	$(316,331)

Net income (loss)	$(55,889)	$(386,505)	$(315,826)	$(361,710)

Net income (loss) per share
(Basic and fully diluted)	$(0.007)	$(0.047)	$(0.039)	$(0.044)

Weighted average number of
common shares outstanding	7,992,629	8,248,020	8,161,954	8,248,020

See Accompanying Notes To These Unaudited Financial Statements.

Great Spirits, Inc.
Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30, 2010	Unaudited Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net Income	$(315,826)	$(361,710)
Discontinued operations	-	316,321
Depreciation, amortization and goodwill change	3,054	1,502
Common stock issued for expenses	69,750	16,000
Changes in operating assets and liabilities:
Change in accounts receivable	-	(53,494)
Change in prepaid and other current assets	22,869	(7,055)
Change in deposits	17,692	7,692
Change in account payables	(116,432)	(150,779)
Change in accrued expenses and other current liabilities	99,602	(115,150)
Net cash used by operating activities	(219,291)	(346,673)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from advances from shareholders-net	65,879	(26,122)
Proceeds from line of credit advances	8,400	7,500
Proceeds from notes payable-net	141,208	169,769
Cash flows provided by financing activities	215,487	151,147

Net increase (decrease) in cash	(3,804)	(195,526)

Cash at beginning of period	66,631	240,065

Cash at end of period	$62,827	$44,539

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

On October 20, 2009, Brian Leftwich acquired approximately 97% of the outstanding common stock from Great Spirits’ founder and other stockholders for cash consideration in the net aggregate amount of $190,000.  In connection with the acquisition by Mr. Leftwich, Great Spirits spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  The spin off was accomplished by declaring a dividend of the 824,820 shares of common stock of Rocky Mountain held by it and distributing to each of Great Spirits’ shareholders as of October 19, 2009, one share of common stock of Rocky Mountain for each ten shares of our common stock held by the shareholder. This resulted in a distribution of 824,820 Rocky Mountain shares, after which Rocky Mountain was no longer a subsidiary of ours.

On August 6, 2010, Great Spirits completed a share exchange with Hallmark Human Resources, Inc. (“Hallmark”) and the beneficial holders thereof (“Hallmark Shareholders”) as a result of which Hallmark became a wholly owned subsidiary of Great Spirits and the business of Hallmark became the sole business of Great Spirits by virtue of the issuance of 5,187,944 shares of Great Spirits’ common stock to the Hallmark Shareholders in exchange for all the outstanding common stock of Hallmark and other related transactions.

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

For the period ended September 30, 2010 and 2009, the revenues from the Company’s Alabama market represented 85% and 50%, while revenues from the Company’s Texas markets represented 10% and 8%, of the Company’s total revenues, respectively.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with Hallmark’s audited consolidated financial statements for the year ended December 31, 2009.  The Company’s Consolidated Balance Sheet at September 30, 2010, and the Consolidated Statements of Operations, and Cash Flows for the nine and three months ended September 30, 2010 and 2009, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.  The Company has evaluated subsequent events through the time these financial statements were available to be issued and have disclosed any material subsequent events.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

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

The following are summarized accounting policies considered to be significant by the Company's management:

  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hallmark and its wholly owned subsidiaries PAS Services, Inc. (“PAS”), Global Administrative Services, Inc., Global Administrative Services II, Inc., and Global ASO, Inc. (such wholly owned Global subsidiaries collectively referred to as the “Global Entities”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented in the consolidated financial statements net of estimated uncollectible amounts.  The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of September 30, 2010 and December 31, 2009 the allowance for doubtful accounts was $-0-.  The Company generally requires clients to pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, the Company generally does not require collateral.  Amounts reported in the consolidated balance sheets approximate fair value.

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

In relation to the purchase of the Global Entities, the Company entered into a non-compete agreement with the former owners for a period of five years. ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives.  Therefore, this agreement is being amortized over a period of five years beginning in January 2008.  Estimated amortization expense for this agreement is expected to be $10,000 for each of the years ending December 31, 2010 and 2011.  See NOTE 4 for additional details.

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

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 3 – LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following:

Description	September 30, 2010	December 31, 2009

Loan payable to an LLC, owned by a Company board member related to funding for future acquisitions. Originally a 30 day note, the loan has not yet been repaid, and is being carried forward month to month. The loan accrues interest of 1% per month or $1,500 per month, and a bonus of 4,000 shares of Hallmark Human Resources stock was previously issued. The loan amount is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.	$150,000	$150,000

Secured, convertible debenture, payable to an LLC, owned by a Company board member, related to funding for future acquisitions. Repayment is set to begin at an amount of $10,417 once the funding of $500,000 is obtained. As of September 30, 2010, full funding has not been obtained and only interest has been paid. Interest rate is 10%. There is an option to redeem stock in an amount equal to the principal amount plus any unpaid interest with three business days notice. The debenture is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.	277,200	252,450

Note payable to an unrelated entity due on Nov. 11, 2010 bearing an interest rate of 12% per annum. The interest increases to 18% if not paid by Nov. 11, 2010. The note has not yet been repaid.	150,000	-

Two notes payable to two individuals related to the purchase of the Global Entities, payable in monthly installments of $4,000 and $2,515, including interest at 9.6% and 8.1%, respectively, through April 1, 2010, unsecured. The notes have not yet been repaid.	33,542	33,542

Total Long-Term Debt	610,742	435,992

Less: Current portion of long-term debt	(610,742)	(435,992)

Long-Term Debt, net of current portion	$-0-	$-0-

All of the long-term debt is current as of September 30, 2010 and December 31, 2009 due to the Company subsequent defaulting on the debt.  See NOTE 11 for additional details.

The Company has a line of credit in the amount of $50,000 bearing interest at 6.25%.  The Company had borrowings of $49,915 and $20,000 on this line of credit at September 30, 2010 and December 31, 2009, respectively.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying amount and accumulated amortization for the intangible asset and goodwill.

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Asset:
Non-compete agreement	$50,000	$(22,500)	$50,000	$(20,000)
Goodwill	-0-	-0-	-0-	-0-

Total Goodwill and Intangible Asset	$50,000	$(22,500)	$50,000	$(20,000)

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

NOTE 7 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting length of service requirements.  Employees can elect to defer the maximum allowable by law under I.R.C. Section 402(g) to the Plan.  The Company may make discretionary matching contributions.  The Company’s discretionary matching contributions were less than $1,000 for each of the period ended September 30, 2010 and 2009.

GREAT SPIRITS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
________________

NOTE 8 – MAJOR CUSTOMERS

For the period ended September 30, 2010 and 2009, the Company had three major customers, services to which approximated 55.4% and 70.3%, respectively, of the Company’s total revenues.

NOTE 9 – DISCONTINUED COMPONENT OF BUSINESS

In September 2009, PAS, a California-based PEO ceased operations.  Following is a summary of its operations for the three months ended September 30, 2010 and 2009.

	September 30, 2010	September 30, 2009

Revenues, net	$-0-	$7,382
Expenses, excluding intercompany management fees	-0-	(16,175)

Income (Loss) from Operations	$-0-	$(8,793)

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

GOING CONCERN ISSUES

As shown in the September 30, 2010 consolidated financial statements, the Company had negative net worth of $(752,659).  The Company is in default on its loan agreements, which, among other things, cause the balances to become due on demand and the lenders have the ability to call these loans in the immediate future.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

            This Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

       We are a Colorado corporation. We were incorporated on August 31, 2006. Until October 20, 2009, we were a development stage company which proposed to distill and market to the public premium-priced potato vodka through our then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. (“Rocky Mountain”).

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

       On August 6, 2010, we completed a share exchange with Hallmark Human Resources, Inc. (“ Hallmark ”) and the beneficial holders thereof (“ Hallmark Shareholders ”) as a result of which Hallmark became a wholly owned subsidiary of ours and the business of Hallmark became our sole business by virtue of the issuance of 5,187,944 shares of our common stock to the Hallmark Shareholders in exchange for all the outstanding common stock of Hallmark and other related transactions.

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

       On July 1, 2007, Hallmark acquired 100% of the stock of PAS Services, Inc., ("PEO") a California-based PEO. The purchase price consisted of $200,000 in cash and issuance of a $900,000 note payable, plus the assumption of certain liabilities.  On December 1, 2007, Hallmark acquired 100% of the stock of Global Administrative Services, Inc., Global Administrative Services II, Inc., Global ASO, Inc., (collectively the “ Global Entities ”), an Alabama-based PEO. The purchase price consisted of $100,000 in cash and issuance of two $100,000 notes payable.  These businesses were acquired to compliment the Hallmark's ongoing operations.

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

       These economic factors had a particularly significant impact on the operations of PAS.  As a result, we discontinued the operations of PAS in September 2009.  During the year ended December 31, 2009, PAS had income from operations of $62,728 before taxes and a $316,331 loss was recognized on the disposal of this discontinued component, resulting in a combined net loss of $271,480 before taxes.  The results of operations of PAS are included in Income (loss) from operations of discontinued component, but they are not otherwise included in our consolidated statements of operations for the period ended September 30, 2009.

       We have not been subject to any bankruptcy, receivership or similar proceeding.

       Our address is 3107 Fall Creek Highway, Granbury, Texas 76049. Our telephone number is (817) 326-0295.

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

       Principles of Consolidation. The consolidated financial statements include the accounts of Hallmark and its wholly owned subsidiaries PAS and the Global Entities. All material intercompany accounts and transactions have been eliminated in consolidation.

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

       Revenue and Direct Cost Recognition.  Our accounting for revenue is in accordance with Accounting Standards Codification (“ ASC ”) 605-45, Revenue Recognition, Principal Agent Considerations. Our revenues are derived from our gross billings which are based on (i) the payroll cost of our worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The revenues are invoiced concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

       During the year ended December 31, 2009 of Hallmark, we adopted the following Financial Accounting Standards Board (“ FASB ”) authoritative guidance, none of which had a material impact on our consolidated financial statements.

●
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

●
Guidance on subsequent events that establishes standards related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements.

●
Guidance on determination of the useful life of intangible assets that amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset.

●	Updates to authoritative standards that provide additional application guidance and enhance disclosures regarding fair value measurements.

●
Guidance that establishes the FASB Accounting Standards Codification (the “ Codification ”).  The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP and supersedes all previously existing accounting standards.  This adoption changed certain disclosure references to U.S. GAAP.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are expected to have, a material effect on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain line items from our statement of operations:

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Revenues	$1,002,491	$1,840,890
Net revenues	52,214	52,601
Operating Expenses	108,103	122,775
Operating Loss	(55,889)	(70,174)
Loss from Discontinued Operations	-	(316,331)
Net Loss	$(55,889)	$(386,505)

       Revenues. Revenues decreased by $838,399, or 45.5%, from $1,840,890 during the three months ended September 30, 2009 to $1,002,491 for the three months ended September 30, 2010. The decrease was attributable to a reduction in the number of worksite employees due to the loss of certain clients, as well as employee lay-offs at retained clients, as a result of the general economic environment in California, Texas and Alabama. Of the decrease, $337,972 or 18.36% was a direct result of the PAS operations closing as of September 30, 2009.

       The table below compares the number of PEO clients and the number of worksite employees at September 30, 2009 and 2010.

	Number of	Number of
Period	PEO Clients	Worksite Employees(4)

September 30, 2009	30(2)	226

September 30, 2010	24(3)	204
________________

(1)	During 2007, we consummated two acquisitions significantly expanding its client base. At December 31, 2007, we had 64 PEO clients.

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

       Net Revenues.  Net Revenues, which is the excess of revenues over direct costs (payroll taxes, benefits, and workers compensation costs), decreased by $387 from $52,601 for the three months ended September 30, 2009 to $52,214 for the three months ended September 30, 2010, and increased as a percentage of gross billings from 2.9% for the three months ended September 30, 2009 to 5.2% for the three months ended September 30, 2010. The increase in net revenues was attributable to the higher margins overall on current clients and the discontinued PAS operations that had a lower margin on gross billings.

       Operating Expenses.  Operating expenses decreased by $14,672, or 12.0%, to $108,103 for the three months ended September 30, 2010 as compared to $122,775 for the three months ended September 30, 2009, principally as a result of reduced salaries, payroll taxes and benefits, reduced interest expense partially offset by increased vehicle expense as well as the effect of the discontinued PAS operations.

       Operating Loss.  We experienced an operating loss of $55,889 for the three months ended September 30, 2010, compared to an operating loss of $70,174 for the three months ended September 30, 2009.

       Net Loss.  Our net loss decreased from $386,505 for the three months ended September 30, 2009 to $55,889 for the three months ended September 30, 2010. In the three months ended September 30, 2009, we discontinued operations in California and had a charge to earnings of $316,331.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

       The following table sets forth, for the periods indicated, certain line items from our statement of operations:

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Revenues	$2,973,608	$7,463,919
Net revenues	121,509	395,502
Operating Expenses	437,335	440,881
Operating Loss	(315,826)	(45,379)
Loss from Discontinued Operations	-	(316,331))
Net Loss	$(315,826)	$(361,710))

       Revenues. Revenues decreased by $4,490,311, or 60.2%, from $7,463,919 during the nine months ended September 30, 2009 to $2,973,608 for the nine months ended September 30, 2010. The decrease was attributable to a reduction in the number of worksite employees due to the loss of certain clients, as well as employee lay-offs at retained clients, as a result of the general economic environment in California, Texas and Alabama. Of the decrease, $1,761,094 or 23.60% was a direct result of the PAS operations closing as of September 30, 2009.

       The table below compares the number of PEO clients and the number of worksite employees at September 30, 2009 and 2010.

	Number of	Number of
Period	PEO Clients	Worksite Employees(4)

September 30, 2009	30(2)	226

September 30, 2010	24(3)	204
____________

(1)	During 2007, we consummated two acquisitions significantly expanding its client base. At December 31, 2007, we had 64 PEO clients.

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

       Net Revenues.  Net Revenues, which is the excess of revenues over direct costs (payroll taxes, benefits, and workers compensation costs), decreased by $273,993 from $395,502 for the nine months ended September 30, 2009 to $121,509 for the nine months ended September 30, 2010, and decreased as a percentage of gross billings from 5.3% for the nine months ended September 30, 2009 to 4.1% for the nine months ended September 30, 2010. The decrease in net revenues was attributable to the lower margins overall on current clients for the nine month period and the discontinued PAS operations that had a lower margin on gross billings.

       Operating Expenses.  Operating expenses decreased by $3,546, or 1%, to $437,335 for the nine months ended September 30, 2010 as compared to $440,881 for the nine months ended September 30, 2009, principally as a result of reduced salaries, payroll taxes and benefits, reduced interest expense partially offset by increased vehicle expense as well as the effect of the discontinued PAS operations.

       Operating Loss.  We experienced an operating loss of $315,826 for the nine months ended September 30, 2010, compared to an operating loss of $45,379 for the nine months ended September 30, 2009.

       Net Loss.  Our net loss decreased from $361,710 for the nine months ended September 30, 2009 to $315,826 for the nine months ended September 30, 2010. In the nine months ended September 30, 2009, we discontinued operations in California and had a charge to earnings of $316,331.

Liquidity and Capital Resources

       At September 30, 2010 and December 31, 2009, we had a working capital deficiency of $782,791 and $565,148, respectively. To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act, available credit, and cash flow from operations.

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

       Since the beginning of 2010, to finance shortfalls in operating cash, we have been relying on a line of credit, loans from directors and the issuance of a senior note. Our revolving line of credit provides us with a facility of up to $50,000 bearing interest at 6.25% and is due upon demand by the lender. We have been making monthly payments on the interest due there under.  As of September 30, 2010, $49,915 was outstanding under the line of credit. We have borrowed an aggregate of $64,000 from certain of our directors which is payable upon demand.  In addition, we have issued a senior note to an unrelated third party in the principal amount of $150,000 bearing interest at 12% per annum, increasing to 18% in the case of default. In connection with the issuance of the senior note, Hallmark issued 225,000 shares of its common stock (which upon the consummation of the share exchange was exchanged for 75,000 shares of our common stock). The senior note matured on November 11, 2010 and neither payment of principal nor interest has been made under the note.

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

       For the nine months ended September 30, 2010, net cash used in operating activities was $(219,291), compared to $(246,673) for the nine months ended September 30, 2009. Such decrease was primarily attributable to the decreased net loss, a reduction in accounts payables and an increase in other assets.

       For the nine months ended September 30, 2010, net cash provided by financing activities was $215,487 during the nine months ended September 30, 2009, net cash provided by financing activities was $151,147. During the nine months ended September 30, 2010 we received cash from notes payable in the amount of $141,208 and advances from shareholders in the amount of $65,879.

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

ITEM 1A. RISK FACTORS

       None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       We are currently in default of a convertible debenture in the principal amount of $277,200 and a convertible loan in the principal amount of $150,000. The lender in each case is an entity owned by a member of our board, Brian Leftwich. As of November 15, 2010, total amount due for such related party debt is $427,200 plus interest of $30,780.

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
Dated: December 17, 2010
/a/Thomas Willis
Thomas Willis Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer)