Form 10-K/A
period 2010-06-30
Great Spirits Inc
filed 2010-12-21
CIK 1407412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note

Great Spirits, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”), originally filed with the Securities and Exchange commission (“SEC”) on September 28, 2010, (the “Original Filing”) is being made in response to certain comments received from the staff of the SEC.

For convenience and ease of reference, the Registrant is filing this Form 10-K/A in its entirety with applicable changes.  Unless otherwise stated, all information contained in this amendment is as of September 28, 2010, the filing date of the Original Filing.  Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

Table of Contents

Form 10-K/A Index

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

Great Spirits, Inc.

Until October 20, 2009, the Registrant was a development stage company which proposed to distill and market to the public a premium-priced potato vodka through its then wholly-owned subsidiary Rocky Mountain Distilleries, Inc. In October 2009, the Registrant spun off its existing business and determined to become a distressed real estate acquisition company focusing on the southern United States.  While the Registrant endeavored to identify sources of capital required to execute its business plan, it did not consummate any capital raising transactions and with the completion of the share exchange with Hallmark, the business of Hallmark became the sole business of the Registrant.

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

        Hallmark currently provides PEO services to 26 companies.  It has approximately 200 employees who are assigned to work at client locations (sometimes referred to as “work-site employees”) and is a licensed PEO in approximately 40 states. Hallmark is a Texas corporation which, though incorporated in 1996, did not commence operations as a PEO until 2005. Hallmark has four wholly-owned subsidiaries, PAS Services, Inc., Global Administrative Services, Inc., Global Administrative Services II, Inc. and Global ASO, Inc. These subsidiaries were acquired by Hallmark in 2007.

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

       Hallmark has contracted with more than 35 Master General Agents (“MGA’s”), independent insurance agencies whose offices cover the continental United States.  The MGA’s have in excess of 200,000 insurance agents under contract and are available to represent Hallmark on a national basis and provide Hallmark with introductions to prospective clients to which Hallmark could issue quotes for its services.

Hallmark intends to continue its, strategic acquisition model, and to seek licensure in all remaining states.

Growth Strategy

Hallmark currently provides PEO services for 26 companies and approximately 200 worksite employees.  The Company has executed two acquisitions to date.

Hallmark believes that this is a unique time in the PEO industry. Many of the early PEO entrepreneurs are reaching or exceeding retirement age. They lack successful exit strategies. There are few potential buyers outside of the industry as it is a “hands on” business, not a passive investment. Together with the uncertainties of the economy, these factors combine to present an opportunity for rapid expansion through acquisitions in the PEO industry. As a result of its investment in information technology, its management expertise~~,~~ and industry relationships, Hallmark’s strategy will be to acquire PEOs through a combination of stock, notes and cash, thereby offering these owners an exit strategy.  However, there is no assurance that the Company will be successful in identifying acquisition candidates, negotiating purchase agreements, obtaining financing and consummating any such acquisitions.

       Hallmark has identified a number of acquisition candidates and has had discussions regarding one or more acquisitions.  Notwithstanding the foregoing, Hallmark has no agreements, arrangements, or understandings with respect to any such acquisitions at the date of this Report.

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

A long-term relationship is developed between the client company and the PEO. Due to strong client satisfaction, the NAPEO website reports that NAPEO member PEOs retain nearly 86% of their clients for a minimum of one year. According to independent research conducted by NAPEO in May 2002, PEOs allow small to midsized business clients to “reduce costs and free up time to devote to revenue generating activities, and improvements that can be instrumental to gaining a competitive advantage.”

Services

Hallmark has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional services firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses.  No client accounts for more than 5% of Hallmark’s total revenue except for Middleton Oil Co. Inc. and Regional Erectors Inc./Regional Steel, Inc., which accounted for approximately 35% and 19%, respectively, of Hallmark’s total revenues for the fiscal year ended June 30, 2010.  These clients accounted for approximately 54% of gross profit for the six months ended June 30, 2010.

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

Business Operations

Hallmark is subject to the laws and regulations of the jurisdictions within which it operates. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Hallmark is currently licensed to offer its services in 40 states. Although compliance with these requirements imposes some additional financial risk on Hallmark, particularly with respect to those clients who breach their payment obligation to Hallmark, such compliance has not had a material adverse effect on the business of Hallmark to date.

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

        Facilities

       Hallmark leases its offices in Granbury, Texas under a month-to-month lease. Hallmark does not own any real estate. Hallmark believes that its leased facilities are adequate to meet its current needs and that additional facilities will be available for lease to meet its future needs.

        Employees

As of June 30, 2010, Hallmark had approximately 200 worksite employees and 3 internal administrative employees.  The three internal employees are the CEO and two administrative assistants. Worksite employees are employees who are assigned to work at client locations for whom PEO services are provided by Hallmark under “co-employment” relationships whereas internal employees are employees that work solely for Hallmark.  The number of worksite employees at any given time may vary significantly due to business conditions at client companies. Hallmark’s employment relationship with its PEO worksite employees is considered a “co-employment” relationship. The PEO relationship involves a contractual allocation and sharing of employer responsibilities between Hallmark’s client and Hallmark. Hallmark believes it is an employer of employees provided to its PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. During 2009, none of Hallmark’s employees were covered by a collective bargaining agreement.

Legal

Except as described below, Hallmark is not involved in any legal proceedings, or aware of any threatened litigation.

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

RISK FACTORS

Set forth below are a number of risks associated with the business and operations of the Registrant as a result of the share exchange. In addition an investor should be mindful that businesses are often subject to risks not foreseen by management. Accordingly, in reviewing this Current Report on Form 8-K, the reader should keep in mind other risks that could be important.

An investment in the Registrant is speculative and involves a high degree of risk. Each prospective investor is urged to carefully consider the risks and uncertainties described below, in addition to the risks set forth elsewhere in this Current Report on Form 8-K. If any of the following risks actually occur, the business, prospects, financial condition and results of operation of the Registrant would likely suffer materially in these circumstances and the value of the Registrant could decline.

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

In its report dated July 23, 2010, Hallmark’s independent auditors stated that its financial statements for the period ended December 31, 2009 were prepared assuming that Hallmark would continue as a going concern. Hallmark’s ability to continue as a going concern is an issue raised as a result of the net loss of $888,761 incurred in the year ended December 31, 2009 and the working capital deficiency and negative net worth of $565,148 as of December 31, 2009.  In addition, Hallmark is in default on its related party loan agreements, which, among other things, cause the balances to become due on demand.  Furthermore, Hallmark does not presently have sufficient cash to repay a senior note in the principal amount of  $150,000 which matures on November 11, 2010.  Hallmark continues to experience net losses. Hallmark’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities and internally generated revenues. If Hallmark is unable to continue as a going concern, you may lose your entire investment.

Hallmark has a history of losses through the recent economic downturn and can provide no assurance as to its future operating results.

Hallmark has a history of losses through the recent economic downturn and can provide no assurance as to its future operating results. Profitability will depend on Hallmark’s success in marketing its services, given the relatively fixed nature of the expenses required to operate Hallmark’s business, its ability to expand through intrinsic growth and acquisition.  Hallmark has experienced net losses and negative cash flows from operating activities since 2005 and expects such losses and negative cash flows to continue through at least the end of 2010.  As of December 31, 2009 and 2008, and June 30, 2010, Hallmark had a working capital deficiency of $565,148, $356,879 and $664,983, respectively. For the years ended December 31, 2009 and 2008 and the six months ended June 30, 2010, Hallmark incurred net losses of $888,761, $182,711 and $259,847, respectively.  Hallmark may never achieve profitability.

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

To date, Hallmark has financed its operations principally through available credit, sale of equity and cash flow from operations.   Hallmark estimates that it will require substantial additional financing to repay outstanding debt , rebuild its client base and execute upon its expansion plan, including the acquisition of other PEOs. Hallmark can provide no assurance that additional funding will be available on a timely basis, terms acceptable to it, or at all.  In the event that Hallmark is unable to obtain such financing, it will not be able to fully implement its expansion strategy.  Hallmark’s future capital requirements will depend upon many factors, including:

•	state of the economy in the regions and sectors in which its clients operate; and

•	the size, geographic location, perceived value, and availability of other PEOs to be acquired.

If Hallmark cannot secure adequate financing when needed, it may be required to delay, scale back or eliminate its operations. In such event, its business, prospects, financial condition, and results of operations may be adversely affected.

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

       Sales to Hallmark’s two largest PEO clients currently accounts for approximately 54% of Hallmark’s total revenues as of June 30, 2010. Significant reduction in business with any of Hallmark’s major PEO clients or the loss of a major PEO client could have a material impact on Hallmark's operations. If Hallmark cannot replace canceled or reduced business, billings will decline, which could have a material impact on the results of operations. There can be no assurance that Hallmark will retain any or all of its major PEO clients. This risk may be further complicated by pricing pressures, intense competition and economic uncertainty prevalent in the PEO industry.

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

Increasing the growth and profitability of Hallmark’s business is particularly dependent upon its ability to retain existing clients and capture additional clients. Its ability to do so is dependent upon its ability to provide high quality services and offer competitive prices.  If Hallmark is unable to execute these tasks effectively, it may not be able to attract a significant number of new clients and its existing client base could decrease, either or both of which could have an adverse effect on its business, prospects, financial condition, and results of operations. The client retention rate was 97% for 2008 and 75% for 2009 as compared to the number of PEO clients as of December 31, 2007.

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

Hallmark co-employs worksite employees in connection with its PEO arrangements. As such, Hallmark is subject to a number of risks inherent to its status as an employer, including without limitation:

●	Claims of misconduct or negligence on the part of its worksite employees;

●	Claims against its worksite employees of discrimination or harassment;

●	Claims by its worksite employees of discrimination or harassment directed at them, including claims relating to actions of its clients;

●	Immigration-related claims, such as claims related to the employment of illegal aliens or unlicensed personnel;

•	Payment of workers’ compensation claims and other similar claims;

•	Violations of wage, hour and other workplace regulations;

•	Retroactive entitlement to employee benefits;

•	Errors and omissions of its temporary worksite employees, particularly in the case of professionals; and

•	Claims by its clients relating to its worksite employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts, or other similar claims.

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

Risks Related to Common Stock

Registrant following the share exchange since there is little to no incentive to brokerage firms to recommend the purchase of its Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Registrant in the future. Hallmark has conducted due diligence on the Registrant.  However, the due diligence process may not have revealed all material liabilities of the Registrant currently existing or which may be asserted in the future relating to the Registrant’s pre-share exchange activities.  Any such liabilities will survive the share exchange and if material could harm the  Registrant’s revenues, business, prospects, financial condition and results of operations.

The Registrant does not have a full-time Chief Financial Officer with public company experience.

The Registrant does not have a full-time Chief Financial Officer with public company experience. Thomas Willis, the Registrant’s Chief Executive Officer, serves in that capacity on an interim basis. Until the Registrant hires a full-time Chief Financial Officer with public company experience, Mr. Willis’ ability to function in both capacities is diluted. This could have an adverse impact on the Registrant’s ability to increase its business presence and operations. Further, the Registrant’s lack of a full-time Chief Financial Officer will hinder its ability to prepare consolidated financial statements and notes to consolidated financial statements in accordance with GAAP or to review the financial and other information prepared by external consultants and professionals to ensure accuracy and completeness.

The requirements of being a public company may strain the Registrant’s resources and distract management.

As a public company, the Registrant is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that the Registrant file annual, quarterly and current reports with respect to its business and financial condition.  The Sarbanes-Oxley Act requires that the Registrant maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on the Registrant’s business, financial condition and results of operations.  Effective internal controls, particularly those related to revenue recognition, are necessary for the Registrant to produce reliable financial reports and are important to help prevent fraud.  As a result, the Registrant’s failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm its business and negatively impact the trading price of its stock. Furthermore, the Registrant anticipates that it will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

The Registrant’s current principal stockholders will have significant influence over the Registrant and they could delay, deter or prevent a change of control or other business combination or otherwise cause the Registrant to take action with which you may disagree.

Thomas Willis, Chief Executive Officer, Chief Financial Officer and Chairman, and Brian Leftwich, director, beneficially own a total of approximately 68% of the Registrant’s outstanding shares of Common Stock and the Registrant’s officers and directors as a group beneficially own a total of approximately 87% of the Registrant’s outstanding shares of Common Stock. As a result Mr. Willis and Mr. Leftwich, acting together or individually could exert substantial influence over matters such as electing directors, approving mergers or other business combination transactions and other matters requiring shareholder approval.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of the board of directors may generally be within the control of these shareholders.   As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by the Registrant’s officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the Registrant.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Registrant.  It could also deprive the Registrant’s shareholders of an opportunity to receive a premium for their shares as part of a sale of the Registrant and it may affect the market price of the Common Stock.

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

There is no assurance of an established and sustained public trading market of Registrant’s securities.

Registrant is listed on the OTCBB and the OTCQB under the symbol “GSPS”. In September 2008, trading of the Registrant’s shares began for the first time however the stock has been very thinly traded. There can be no assurances that an active market for Registrant’s common stock will be established and sustained.

The Registrant’s Common Stock may never be listed on a major stock exchange.

The Registrant seeks the listing of its Common Stock on a national or other securities exchange at some time in the future, assuming that it can satisfy the initial listing standards for such.  The Registrant currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards or that its Common Stock will be accepted for listing on any such exchange.  Should the Registrant fail to satisfy the initial listing standards of such exchanges, or its Common Stock is otherwise rejected for listing, the trading price of its Common Stock could suffer, the trading market for its Common Stock may be less liquid, and its stock price may be subject to increased volatility.

The market price of Registrant’s Common Stock is likely to be highly volatile and subject to wide fluctuations.

Assuming Registrant is able to establish and maintain an active trading market for its Common Stock, the market price of its Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond Registrant’s control, including:

●	announcements of acquisitions by the Registrant or business initiatives by Registrant’s competitors;

●	quarterly variations in its revenues and operating expenses;
●
dilution caused by Registrant’s issuance of additional shares of Common Stock and other forms of equity securities, which it expects to make in connection with future capital financings to fund its operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	changes in expectations as to the Registrant’s business, prospects, financial condition, and results of operations;

●	significant sales of Registrant’s Common Stock, including sales by selling stockholders and by future investors in future offerings it expects to make to raise additional capital;

●	changes in the accounting methods used in or otherwise affecting Registrant’s industry;

●	changes in the valuation of similarly situated companies, both in Registrant’s industry and in other industries;

●	fluctuations in interest rates and the availability of capital in the capital markets;

●	departures of key personnel; and

●	regulatory considerations.

These and other factors are largely beyond Registrant’s control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of Registrant’s common stock and its results of operations and financial condition.

If the Registrant issues additional shares in the future, it will result in the dilution of its existing shareholders.

The Registrant’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Common Stock with a parvalue of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.10 per share.  The Registrant’s board of directors may choose to issue some or all of such shares to provide additional financing in the future.  The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of the Registrant’s Common Stock.  If the Registrant issues any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.  Further, such issuance may result in a change of control of the Registrant.

The Registrant has the right to issue up to 1,000,000 shares of  preferred stock, which may adversely affect the voting power of the holders of the other securities and may deter hostile takeovers or delay changes in management control.

The Registrant may issue up to 1,000,000 shares of preferred stock from time to time in one or more series, and with such preferences as the board of directors may determine from time to time.  To date, the board of directors has not authorized any class or series of preferred stock.  However, the board of directors, without further approval of common shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of its preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

The Registrant does not plan to declare or pay any dividends to its shareholders in the near future.

The Registrant has not declared any cash dividends in the past, and it does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to Colorado law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Registrant’s common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of Registrant’s common stock is currently less than $5.00 per share and therefore is a “penny stock” according to Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell Registrant’s common stock and may affect the ability of investors hereunder to sell their shares.

Future sales of Common Stock or the issuance of securities senior to the Common Stock or convertible into, or exchangeable or exercisable for, Common Stock could materially adversely affect the trading price of the Common Stock, and Registrant’s ability to raise funds in new equity offerings.

Future sales of substantial amounts of Registrant’s Common Stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of its Common Stock and could impair the Registrant’s ability to raise capital through future offerings of equity or other equity-related securities. The Registrant can make no prediction as to the effect, if any, that future sales of shares of Common Stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of its Common Stock.

Registrant’s issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of Registrant’s Common Stock as well as a dilutive effect.

The Registrant may in the future issue warrants and options at or below the current market price. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of the Registrant’s Common Stock.

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

Hallmark Human Resources, Inc.

On December 21, 2008, Hallmark sold 5,000 shares of its common stock to Brian Leftwich, a current member of Hallmark’s Board of Directors, for the sum of $3,840.

On July 11, 2008, Hallmark entered into a convertible debenture (the “Debenture”) in the principal amount of $277,200 with Dobyville HR, LLC (“Dobyville”). Mr. Leftwich is the sole member of Dobyville. Principal under the Debenture is payable in 48 monthly installments of $10,416.66 beginning with the full funding of the Debenture, which to date has not occurred.  The Debenture bears interest at 10% per annum, payable each month.  As a result of an oral agreement of Hallmark and Dobyville, the Debenture is convertible, at the option of Dobyville, into shares of Common Stock of the Registrant at a conversion price of $1.00 subject to certain adjustments. Neither payment of principal nor interest has been made under the Debenture.

On January 5, 2009, Hallmark and Imperial Investments LLC (“Imperial”) entered into a 30 day loan in the principal amount of $150,000 bearing interest at 12% per annum.  Mr. Leftwich is the sole member of Imperial.  In connection with the loan, 4,000 shares of common stock of Hallmark were issued to an unrelated party. Hallmark and Imperial orally agreed that the principal is convertible, at the option of Imperial, into shares of Common Stock of the Registrant at a conversion price of $1.00. Neither payment of principal nor interest has been made under the loan.

On January 29, 2010, Hallmark sold 60,000 shares of its Common Stock to Steve Aupperle, a member of Hallmark’s Board of Directors, for the sum of $10,000 and 60,000 share of its Common Stock  to Jerry Giambalvo, a member of Hallmark’s Board of Directors, for the sum of $10,000.

 Exemption from registration for all of the aforesaid sales is claimed under Section 4(2) of the Securities Act of 1933, as amended.  The certificates representing these shares contain a restrictive legend.

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
.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
	(1)	The financial statements listed in the Index to Financial Statements are filed as part of this report
	(2)	List of Exhibits
See Index to Exhibits in paragraph (b) below.
The Exhibits are filed with or incorporated by reference in this report.
(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of incorporation of the Company incorporated by reference to Exhibit 3.1 to the Form SB-2 filed with the Securities and Exchange Commission on November 1, 2007

3.2(a)	By-Laws of the Company incorporated by reference to Exhibit 3.1 to the Form SB-2 filed with the Securities and Exchange Commission on November 1, 2007

3.2(b)	Amendment to By-Laws of the Company incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 26, 2010

21.1*	Subsidiaries of the Company incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended June 30, 2010.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT SPIRITS, INC.

By:	/s/ Thomas Willis
Thomas Willis
Chief Executive Officer

Dated:	December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Willis	Chief Executive	December 21, 2010
Thomas Willis	Officer and Chairman of the
Board of Directors
(Principal Executive
Officer)

/s/ Thomas Willis	Chief Financial Officer	December 21, 2010
Thomas Willis	(Principal Financial and Accounting
Officer)

/s/ Brian Leftwich	Director	December 21, 2010
Brian Leftwich

/s/ Wayne Bay	Director	December 21, 2010
Wayne Bay

/s/ Thomas Quinn	Director	December 21, 2010
Thomas Quinn

/s/ Jerome Giambalvo	Director	December 21, 2010
Jerome Giambalvo

/s/ Charles Wood	Director	December 21, 2010
Charles Wood

/s/ Steven Aupperle	Director	December 21, 2010
Steven Aupperle

/s/ Delena Willis	Director	December 21, 2010
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